Form 10-Q
period 1999-06-30
SALESLOGIX CORP
filed 1999-08-16
CIK 1027108

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-Q
                              ---------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

                         COMMISSION FILE NUMBER 0-26161

                             SALESLOGIX CORPORATION
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                          86-0808340
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

        8800 N. GAINEY CENTER DRIVE, SUITE 200, SCOTTSDALE, ARIZONA 85258
               (Address of principal executive offices) (Zip Code)

                                 (480) 368-3700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes [ X ] No [  ]

As of August 10, 1999, there were 18,554,871 outstanding shares of Common Stock, par value $.001 per share, of SalesLogix Corporation.

                     SALESLOGIX CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                            ----
PART I.     CONDENSED CONSOLIDATED FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements                      3

            Condensed Consolidated Balance Sheets as of
            June 30, 1999 and December 31, 1998                              3

            Condensed Consolidated Statements of Operations
            for the three and six months ended June 30, 1999 and 1998        4

            Condensed Consolidated Statements of Cash Flows for
            the six months ended June 30, 1999 and 1998                      5

            Notes to Condensed Consolidated Financial Statements             6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    9

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      24

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                               26

   Item 2.  Changes in Securities and Use of Proceeds                       26

   Item 6.  Exhibits and Reports on Form 8-K                                27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SALESLOGIX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       1999          1998
                                                                                     --------      --------
                        ASSETS                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                          $ 31,989      $ 11,377
  Short-term investments                                                                4,711            --
  Accounts receivable, net of allowance for doubtful accounts of $741,973
   and $455,396 at June 30, 1999 and at December 31, 1998, respectively                 8,421         4,570
  Prepaid expenses and other current assets                                             1,539           922
                                                                                     --------      --------
      Total current assets                                                             46,660        16,869

Property and equipment, net                                                             3,297         2,544
Other assets                                                                           12,284         4,561
                                                                                     --------      --------
                                                                                     $ 62,241      $ 23,974
                                                                                     ========      ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $  2,305      $  1,245
  Accrued expenses                                                                      3,333         1,774
  Current portion of notes payable to bank                                                691           691
  Current portion of capital lease obligations                                            488           558
  Deferred revenues                                                                     3,030         1,759
                                                                                     --------      --------
      Total current liabilities                                                         9,847         6,027

Notes payable to bank, less current portion                                               587           783
Capital lease obligations, less current portion                                           268           458
Deferred rental obligation                                                                106           106

Stockholders' equity:
  Series A Convertible Preferred Stock                                                     --         4,585
  Series B Convertible Preferred Stock                                                     --            67
  Series C Convertible Preferred Stock                                                     --         6,448
  Series D Convertible Preferred Stock                                                     --         3,944
  Series E Convertible Preferred Stock                                                     --        18,438
  Class A Common Stock, par value $0.001 per share; 50,000,000 shares authorized, 18,550,426 shares issued and 18,548,759 shares outstanding
   at June 30, 1999; 3,228,325 shares issued and 3,226,658                                 19             3
   shares outstanding at December 31, 1998
  Class B Common Stock, par value $0.001 per share; 2,280,000 shares authorized, no shares issued or outstanding at June 30, 1999; 72,827
   shares issued and outstanding at December 31, 1998                                      --            --
  Additional paid-in capital                                                           75,692         2,282
  Accumulated deficit                                                                 (21,116)      (17,377)
  Less unearned compensation                                                           (3,161)       (1,789)
  Less shares of common stock held in treasury; 1,667 shares at cost                       (1)           (1)
                                                                                     --------      --------
Total stockholders' equity                                                             51,433        16,600
                                                                                     --------      --------
Total liabilities and stockholders' equity                                           $ 62,241      $ 23,974
                                                                                     ========      ========


                             See accompanying notes
k                SALESLOGIX CORPORATION AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30,                             JUNE 30,
                                                         -------------------------------       -------------------------------
                                                              1999               1998               1999               1998
                                                         ------------       ------------       ------------       ------------
Revenues:
     Licenses                                            $      5,228       $      1,810       $      9,453       $      3,899
     Services                                                   2,968              1,204              5,045              2,277
                                                         ------------       ------------       ------------       ------------
         Total revenues                                         8,196              3,014             14,498              6,176
                                                         ------------       ------------       ------------       ------------

Costs of revenues:
     Licenses                                                     393                103                725                194
     Services                                                   1,884              1,052              3,235              1,938
                                                         ------------       ------------       ------------       ------------
         Total costs of revenues                                2,277              1,155              3,960              2,132
                                                         ------------       ------------       ------------       ------------

Gross profit                                                    5,919              1,859             10,538              4,044

Operating expenses:
     Sales and marketing                                        4,581              2,009              8,176              3,772
     Research and development                                   1,586                959              2,872              1,629
     General and administrative                                   801                715              1,388              1,102
     Amortization of acquisition related
       intangible assets                                          867                359              1,146                718
     In-process research and development
       write-off                                                  900                 --                900                 --
                                                         ------------       ------------       ------------       ------------
         Total operating expenses                               8,735              4,042             14,482              7,221
                                                         ------------       ------------       ------------       ------------

Loss from operations                                           (2,816)            (2,183)            (3,944)            (3,177)
Other income (expense):
     Interest income                                              209                 66                316                 88
     Interest expense                                             (52)               (66)              (111)              (132)
     Other income, net                                             --                  2                 --                  4
                                                         ------------       ------------       ------------       ------------
Loss before provision for income taxes                         (2,659)            (2,181)            (3,739)            (3,217)
Provision for income taxes                                         --                 --                 --                 --
                                                         ------------       ------------       ------------       ------------
Net loss                                                 $     (2,659)      $     (2,181)      $     (3,739)      $     (3,217)
                                                         ============       ============       ============       ============

Historic basic and diluted net loss per share            $      (0.28)      $      (0.48)      $      (0.84)      $      (0.75)
                                                         ============       ============       ============       ============
Pro forma basic and diluted net loss per share           $      (0.17)      $      (0.18)      $      (0.26)      $      (0.28)
                                                         ============       ============       ============       ============

Weighted average shares used in calculating
   historic basic and diluted net loss per share            9,451,438          4,522,047          4,435,558          4,266,690
                                                         ============       ============       ============       ============
Weighted average shares used in calculating pro
   forma basic and diluted net loss per share              15,633,245         12,244,883         14,567,483         11,688,410
                                                         ============       ============       ============       ============


                             See accompanying notes.

                     SALESLOGIX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                       1999               1998
                                                     --------           --------
OPERATING ACTIVITIES
Net loss                                             $ (3,739)          $ (3,217)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation, including amortization                 757                263
       of leased assets
     Amortization of acquisition related                1,146                718
       intangible assets
     Provision for losses on accounts                     423                 --
       receivable
     Amortization of unearned compensation                226                 --
     In-process research and development                  900                 --
       write-off
     Changes in operating assets and
        liabilities, net of effects from
        purchase of Enact Incorporated
        Accounts receivable                            (4,034)              (420)
        Prepaid expenses and other current               (564)              (453)
          assets
        Accounts payable                                  928                545
        Accrued expenses                                  835               (104)
        Deferred revenue                                  959                 96
                                                     --------           --------
Net cash used in operating activities                  (2,163)            (2,572)
                                                     --------           --------

INVESTING ACTIVITIES
Purchases of property and equipment                    (1,390)              (551)
Payment for purchase of Enact Incorporated,
   net of cash acquired                                (4,711)                --
Purchases of investments available for sale            (4,833)                --
Increase in other assets                                   --                (18)
                                                     --------           --------
Net cash used in investing activities                 (10,934)              (569)
                                                     --------           --------

FINANCING ACTIVITIES
Net proceeds from initial public offering
   and concurrent private placement                    34,098                 --
Repayments under bank term loan                          (196)              (130)
Principal payments under capital lease                   (289)              (207)
  obligations
Net proceeds from issuance of preferred                    --             15,946
  stock
Purchase of treasury stock                                 --                 (1)
Proceeds from exercise of common stock
  options                                                  96                102
                                                     --------           --------
Net cash provided by financing activities              33,709             15,710
                                                     --------           --------
Net increase in cash and cash equivalents              20,612             12,569
Cash and cash equivalents, beginning of
  period                                               11,377              3,189
                                                     --------           --------
Cash and cash equivalents, end of period             $ 31,989           $ 15,758
                                                     ========           ========


                             See accompanying notes.

                     SALESLOGIX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in SalesLogix Corporation's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

NOTE 2.  ACQUISITION

On April 30, 1999, the Company acquired Enact Incorporated. Enact was a privately-held provider of sales configuration software for managing product catalogs and marketing encyclopedias and generating proposals, quotes and orders. The Company paid $4.1 million in cash and issued 609,424 shares of its common stock, of which 201,893 shares are subject to three year monthly vesting. In connection with the acquisition, the Company incurred direct acquisition related expenses of approximately $1.4 million.

The acquisition was recorded under the purchase method of accounting and therefore the results of operations of Enact and the fair values of the acquired assets and liabilities were included in the Company's financial statements beginning on the acquisition date. Upon consummation of the transaction, Enact was merged into a wholly-owned subsidiary of the Company. In connection with the acquisition, the Company received an independent appraisal of the intangible assets acquired, which indicated that approximately $900,000 of the acquired intangible assets was in-process research and development that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended June 30, 1999.

The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the date of the acquisition as follows (in thousands):

      Purchased technology                                            $2,800
      Write-off of in-process research and development                   900
      Goodwill                                                         5,969
      Net liabilities acquired, including costs of acquisition        (1,516)
      Less common stock issued                                        (4,053)
                                                                      ------
      Cash portion of purchase price                                  $4,100
                                                                      ======

Approximately $8.8 million of the purchase price, attributed to purchased technology and goodwill, is being amortized over its useful life of three years.

The pro forma results of operations set forth below have been prepared to reflect the effects of the Enact acquisition, assuming the acquisition had occurred on January 1, 1998.

                                                            Pro Forma
                                                         Six Months Ended
                                                             June 30,
                                                    ---------------------------
                                                    (in thousands, except per
                                                           share data)
                                                       1999              1998
                                                    --------           -------
      Total revenues                                $ 14,670           $ 6,283
                                                    ========           =======
      Net loss                                        (4,235)           (3,517)
                                                    ========           =======
      Basic and diluted net loss per share          $  (0.95)          $ (0.82)
                                                    ========           =======

NOTE 3.  EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities using the if-converted method.

Pro forma basic and diluted earnings per share assumes conversion of all Preferred Stock at the beginning of the period.

NOTE 4.  NEW PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes accounting and reporting standards for derivative contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities in the consolidated statements of financial condition and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair market value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective in the first quarter of year 2001. The Company does not believe the effect of Statement 133 will have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 5.  SEGMENT INFORMATION

The Company operates as a single business segment and licenses and markets its products through direct and indirect channels in the United States, Canada, Europe and Asia-Pacific. Information regarding revenues in different geographic regions is as follows:

                        Three Months Ended            Six Months Ended
                             June 30                       June 30,
                      ----------------------        ----------------------
                        1999           1998           1999           1998
                      -------        -------        -------        -------
                                        (in thousands)
United States         $ 6,661        $ 2,896        $12,083        $ 5,997
International           1,535            118          2,415            179
                      -------        -------        -------        -------
Total revenues        $ 8,196        $ 3,014        $14,498        $ 6,176
                      =======        =======        =======        =======

NOTE 6.  OTHER ASSETS

Other assets consisted of the following:

                                             June 30,         December 31,
                                              1999                1998
                                             -------            -------
                                                   (in thousands)
Purchased technology                         $ 4,000            $ 1,200
Customer list and other                          320                320
Goodwill                                      10,350              4,381
                                             -------            -------
                                              14,670              5,901
Amortization                                   2,482              1,436
                                             -------            -------
Net intangible assets of acquired
  businesses                                  12,188              4,465
Recoverable deposits and other                    96                 96
                                             -------            -------
                                             $12,284            $ 4,561
                                             =======            =======

NOTE 7.  INITIAL PUBLIC OFFERING AND CONCURRENT PRIVATE PLACEMENT

The Company's initial public offering was effective in May 1999. The Company sold 3,823,750 shares of common stock at an offering price of $9.00 per share in the offering and 402,994 shares of common stock at a purchase price of $8.685 in a concurrent private placement. Net proceeds to the Company from the offering and private placement were approximately $34.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements in this Form 10-Q contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements. In addition, SalesLogix' actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Factors Affecting Operating Results below and under "Risk Factors," "Business" and elsewhere in our Securities and Exchange Commission filings, including our Registration Statement on Form S-1, which became effective May 27, 1999.

OVERVIEW

      SalesLogix is a leading provider of software that enables mid-market businesses to create interactive selling networks that automate prospect and customer interactions.

      SalesLogix was incorporated in September 1995 and commenced operations in January 1996. From January 1996 until April 1997, our operating activities related primarily to research and development and the development of our independent business partner network. In April 1997, we released the first commercial version of our sales automation solution, SalesLogix. Throughout the remainder of 1997, we focused on developing a worldwide business partner network, to support the sales and marketing of the SalesLogix brand. In December 1997, we acquired Opis Corporation, a developer of customer support automation software solutions, and subsequently launched our second product line, SupportLogix. In the beginning of 1998, a link between SalesLogix and SupportLogix was developed and released so that the solutions could be sold by our business partners as an integrated front-office automation suite.

      During the second half of 1998, we expanded our distribution channel to include a direct sales force that focused on key strategic accounts and worked with business partners on larger opportunities. We also hired managers in the United Kingdom and Australia who commenced recruitment and training of international business partners. In December 1998, we released the first major upgrade of SalesLogix 3.0 and a version of the product that can be deployed over the Internet. In April of 1999, we acquired Enact, a developer of e-commerce and product configuration technology, and subsequently launched our third product line, CommerceLogix. In June 1999, a new release of CommerceLogix was launched that integrated its capabilities with SalesLogix and SupportLogix. This expanded product suite allows our business partners and direct sales force representatives to sell an integrated front-office and e-commerce solution that supports web-based selling, direct selling, call center sales or sales through a distributor network.

      Since inception, we have incurred significant losses and as of June 30, 1999 we had an accumulated deficit of $21.1 million. We derive revenues principally from the sale of software licenses and fees for maintenance, technical support, consulting and training services. We market and sell our products primarily through our business partners and to a lesser extent through our direct sales force. Sales to or initiated by our business partners accounted for 86% and 82% of license revenues in 1998 and the six months ended June 30, 1999, respectively, and we expect that a substantial majority of our license revenues will continue to be generated from sales to our business partners. The contractual arrangements we enter into with our business partners provide for license fees payable to us based upon a percentage of our list price.

      We recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," which we adopted beginning January 1, 1998. We sell our products under perpetual licenses and recognize license revenues when all of the following conditions are met: an executed license agreement, unconditional purchase order or contract has been received; the product has been delivered to the customer; collection of the receivable is deemed probable; and the fee is fixed or determinable based upon vendor specific objective elements of the arrangements. Maintenance and technical support revenues are recognized ratably over the contract term, typically one year. Revenues for consulting and training services are recognized as such services are provided.

      In December 1998, we recorded unearned compensation of $1.9 million representing the difference between the exercise price of options granted to acquire shares of stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the dates of grant. Unearned compensation is amortized over the vesting periods of the options, generally four years.

Acquisitions

      In connection with the Opis acquisition in December 1997, we paid $801,559 in cash, issued 1,228,654 shares of Series D convertible preferred stock and granted options to purchase 96,836 shares of Series D convertible preferred stock. We also entered into employment agreements with certain officers of Opis. The transaction was recorded under the purchase method of accounting and the results of operations of Opis and the fair value of the assets acquired and liabilities assumed were included in our consolidated financial statements beginning on the acquisition date. In connection with this acquisition, we recorded $5.9 million in purchased technology and other intangible assets that are being amortized over periods of up to five years.

      In April 1999, we acquired Enact Incorporated in a merger transaction. Enact was a privately-held provider of sales configuration software for managing product catalogs and marketing encyclopedias and generating proposals, quotes and orders. We anticipate that the Enact products will be sold and serviced by our direct sales force and consulting services group and business partner channel. In connection with the Enact acquisition, we issued 609,424 shares of our common stock, of which 201,893 shares are restricted subject to three year monthly vesting based upon the continued employment of the officers of Enact. We paid $4.1 million in cash for merger consideration, plus transaction expenses, repayment of debt of Enact and out-of-pocket expenses associated with the integration of Enact's business into ours. We also entered into employment agreements with officers of Enact in connection with the acquisition. The transaction was recorded under the purchase method of accounting and the results of operations of Enact and the fair value of the assets acquired and liabilities assumed are included in our consolidated financial statements beginning on April 30, 1999. In connection with this acquisition, we recorded approximately $8.8 million in purchased technology and other intangible assets that will be amortized over three years, and expensed approximately $900,000 of in-process research and development based upon an independent appraisal.

RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of total revenue, statement of operations data for the periods indicated. We believe that period-to-period comparisons of our operating results are not indicative of results for any future period.

                                                                       Percentage of Total Revenues
                                                  ----------------------------------------------------------------------
                                                       Three Months Ended                       Six Months Ended
                                                            June 30,                                  June 30,
                                                  ----------------------------              ----------------------------
                                                    1999                 1998                 1999                 1998
                                                  -------              -------              -------              -------
Revenues:
   Licenses                                         63.8%                60.1%                65.2%                63.1%
   Services                                         36.2%                39.9%                34.8%                36.9%
                                                  -------              -------              -------              -------
      Total revenues                               100.0%               100.0%               100.0%               100.0%

Costs of revenues:
   Licenses                                          4.8%                 3.4%                 5.0%                 3.1%
   Services                                         23.0%                34.9%                22.3%                31.4%
                                                  -------              -------              -------              -------
      Total costs of revenues                       27.8%               38.3%                 27.3%                34.5%
                                                  -------              -------              -------              -------

Gross profit                                        72.2%               61.7%                 72.7%                65.5%
Operating expenses:
   Sales and marketing                              55.8%               66.7%                 56.4%                61.2%
   Research and development                         19.3%               31.8%                 19.8%                26.4%
   General and administrative                        9.8%               23.7%                  9.6%                17.8%
   Amortization of
   acquisition related
      intangible assets                             10.6%               11.9%                  7.9%                11.6%
   In-process research and
      development write-off                         11.0%                0.0%                  6.2%                 0.0%
                                                  -------              -------              -------              -------
      Total operating expenses                     106.5%              134.1%                 99.9%               117.0%
                                                  -------              -------              -------              -------

Loss from operations                              (34.3)%                (72.4)%            (27.2)%              (51.5)%
Interest and other income, net                       1.9%                0.0%                  1.4%               (0.6)%
                                                  =======              =======              =======              =======
Net income                                        (32.4)%              (72.4)%              (25.8)%              (52.1)%
                                                  =======              =======              =======              =======

Revenues

      Total revenues increased from $3.0 million in the three months ended June 30, 1998 to $8.2 million in the three months ended June 30, 1999, an increase of 173%. Total revenues increased from $6.2 million in the six months ended June 30, 1998 to $14.5 million in the six months ended June 30, 1999, an increase of 134%. No customer accounted for more than 10% of revenues in the three or six month periods ended June 30, 1998 and 1999. Our revenues outside of the United States increased from approximately $118,000 in the three months ended June 30, 1998 to approximately $1.5 million in the three months ended June 30, 1999, and increased from approximately $179,000 in the six months ended June 30, 1998 to approximately $2.4 million in the six months ended June 30, 1999.

      License Revenues. Our license revenues increased from $1.8 million in the three months ended June 30, 1998 to $5.2 million in the three months ended June 30, 1999, an increase of 189%. Revenues from licenses also increased from $3.9 million in the six months ended June 30, 1998 to $9.5 million in the six months ended June 30, 1999, an increase of 144%. The increases in license revenues were due primarily to increases in the size and productivity of our business partner network, increased market awareness and acceptance of our products and, to a lesser extent, the establishment of our direct sales force in the second half of 1998 and the acquisition of Enact in April 1999. Our license revenues represented 60.1% and 63.8% of our total revenues for the three months ended June 30, 1999 and 1999, respectively, and 63.1% and 65.2% of our total revenues for the six months ended June 30, 1998 and 1999, respectively.

      Service Revenues. Service revenues include fees for maintenance, technical support, consulting and training services. Our service revenues increased from $1.2 million in the three months ended June 30, 1998 to $3.0 million in the three months ended June 30, 1999, an increase of 150%. Revenues from services also increased from $2.3 million in the six months ended June 30, 1998 to $5.0 million in the six months ended June 30, 1999, an increase of 117%. The increases resulted primarily from the increase in the number of licenses sold as well as renewals of existing maintenance and technical support contracts from our growing installed base of customers and, to a lesser extent, the acquisition of Enact in April 1999. Customers are required to enter into one-year support and maintenance contracts at the time of initial license purchase and have the option to renew for additional one-year periods thereafter. Our service revenues represented 39.9% and 36.2% of our total revenues for the three months ended June 30, 1998 and 1999, respectively, and 36.9% and 34.8% of our total revenues for the six months ended June 30, 1998 and 1999, respectively.

Costs of Revenues

      Cost of License Revenues. Cost of license revenues includes the cost of media, product packaging, documentation and other production costs and third-party royalties. Cost of license revenues increased from $103,000 in the three months ended June 30, 1998 to $393,000 in the three months ended June 30, 1999, representing 5.7% and 7.5% of license revenues in the respective periods. Cost of license revenues increased from $194,000 in the six months ended June 30, 1998 to $725,000 in the six months ended June 30, 1999, representing 5.0% and 7.7% of license revenues in the respective periods. Cost of license revenues increased as a result of increased product royalties for third-party technology, primarily report writing software, embedded in our products and, to a lesser extent, due to increases in overall license sales.

      Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing technical support, training and consulting services to customers and business partners. Cost of service revenues increased from $1.1 million in the three months ended June 30, 1998 to $1.9 million in the three months ended June 30, 1999, representing 87.4% and 63.5% of service revenues in the respective periods. Cost of service revenues also increased from $1.9 million in the six months ended June 30, 1998 to $3.2 million in the six months ended June 30, 1999, representing 85.1% and 64.1% of service revenues in the respective periods. The absolute dollar increases were primarily attributable to hiring and training of additional personnel to support our growing customer base and business partner network, and to a lesser extent, the acquisition of Enact in April 1999. The decreases as a percentage of service revenues reflected the growth of service revenues and a reduction in the time and expenses our consulting organization incurred while providing free or low margin support to business partners in their early implementations of our products.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related expenses, costs related to the recruitment and support of our business partner channel and marketing and promotional costs to increase brand awareness in the marketplace and to generate leads for our sales channels. Sales and marketing expenses increased from $2.0 million in the three months ended June 30, 1998 to $4.6 million in the three months ended June 30, 1999, an increase of 130%. Sales and marketing expenses increased from $3.8 million in the six months ended June 30, 1998 to $8.2 million in the six months ended June 30, 1999, an increase of 116%. The increases reflected the hiring of additional sales and marketing personnel, expanded advertising and other promotional activities and increased sales commissions and bonuses related to increased license revenues and, to a lesser extent, the acquisition of Enact in April 1999. Sales and marketing expenses represented 66.7% and 55.8% of our total revenues for the three months ended June 30, 1998 and 1999, respectively, and 61.2% and 56.4% of our total revenues for the six months ended June 30, 1998 and 1999, respectively. We anticipate that we will continue to invest significantly in sales and marketing and that these expenses will increase in absolute dollars.

      Research and Development. Research and development expenses consist primarily of personnel-related costs for software developers, quality assurance and product documentation personnel and payments to outside contractors. Research and development expenses increased from $1.0 million in the three months ended June 30, 1998 to $1.6 million in the three months ended June 30, 1999, an increase of 60%. Research and development expenses increased from $1.6 million in the six months ended June 30, 1998 to $2.9 million in the six months ended June 30, 1999, an increase of 81%. These increases were primarily due to an increase in the number of software developers, quality assurance personnel and outside developers to support our product development, testing and documentation activities related to the development and release of both client-server and Internet versions of SalesLogix and, to a lesser extent, the acquisition of Enact in April 1999. Research and development expenses represented 31.8% and 19.3% of our total revenues for the three months ended June 30, 1998 and 1999, respectively, and 26.4% and 19.8% of our total revenues for the six months ended June 30, 1998 and 1999, respectively. We anticipate that we will continue to invest significantly in research and development and that these expenses will increase in absolute dollars.

      General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased from $715,000 in the three months ended June 30, 1998 to $801,000 in the three months ended June 30, 1999, an increase of 12%. General and administrative expenses increased from $1.1 million in the six months ended June 30, 1998 to $1.4 million in the six months ended June 30, 1999, an increase of 27%. These increases were primarily due to increased staffing and related expenses necessary to manage and support the expansion of our operations and, to a lesser extent, the acquisition of Enact in April 1999. General and administrative expenses represented 23.7% and 9.8% of our total revenues for the three months ended June 30, 1998 and 1999, respectively, and 17.8% and 9.6% of our total revenues for the six months ended June 30, 1998 and 1999, respectively. The decreases were primarily attributable to the more rapid growth of revenues compared to the growth of general and administrative expenses during these periods. We believe that general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff and the expenses associated with being a public company, including but not limited to annual and public reporting costs, directors' and officers' liability insurance, investor relations programs and professional service fees.

      Amortization of Acquisition-Related Intangible Assets. Amortization of acquisition-related intangible assets consists primarily of the amortization of specifically identifiable intangible assets and goodwill. Amortization of acquisition-related intangible assets increased from $359,000 in the three months ended June 30, 1998 to $867,000 in the three months ended June 30,1999. Amortization of acquisition-related intangible assets increased from $718,000 in the six months ended June 30, 1998 to $1.1 million in the six months ended June 30, 1999. The increases were primarily due to the increase in acquisition-related intangible assets related to the acquisition of Enact in April 1999.

      In-Process Research and Development Write-Off. In-process research and development write-off related to the acquisition of Enact. The amount of the write-off was determined through an independent appraisal.

      Other Income, Net. Other income, net consists primarily of interest income earned on our cash and short-term investments balances, offset by interest expense incurred on our outstanding notes payable to a bank. The increase in our cash and short-term investment balances is primarily due to the net proceeds of $34.1 million from our initial public offering and concurrent private placement in May 1999.

      Income Taxes. As of June 30, 1999, we had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $14.5 million. The federal carryforwards expire at various dates beginning in 2011. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and tax credit carryforwards upon the occurrence of special events, including a significant change in ownership interest. We had deferred tax assets, including net operating loss and tax credit carryforwards , totaling approximately $7.2 million as of June 30, 1999. A valuation allowance has been recorded for the entire net deferred tax asset balance as a result of uncertainties regarding its utilization.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1999, we had cash and cash equivalents of $32.0 million, an increase of $20.6 million from December 31, 1998. Our working capital at June 30, 1999 was $36.8 million, compared to $10.8 million at December 31, 1998. We have a working capital revolving line of credit with a financial institution that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $2.5 million. As of June 30, 1999, we had borrowed $300,000 under the facility. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain certain financial ratios. We were in compliance with these covenants at June 30, 1999.

      Our operating activities resulted in net cash outflows of $2.6 million in the six months ended June 30, 1998 and $2.2 million in the six months ended June 30, 1999. The operating cash outflows resulted primarily from significant investments in sales, marketing and product development, which led to operating losses. The cash outflows from operating losses, increases in accounts receivable, prepaid expenses and other current assets were partially offset by increases in accounts payable, accrued expenses and deferred revenues.

      Cash used in investing activities was $569,000 in the six months ended June 30, 1998 and $10.9 million in the six months ended June 30, 1999, resulting primarily from the purchase of capital equipment, investments and the total cash consideration and related expenses paid in connection with the Enact acquisition.

      Cash provided by financing activities totaled $15.7 million in the six months ended June 30, 1998 and $33.7 million in the six months ended June 30, 1999, resulting primarily from the issuance of Series E Preferred Stock and stock option exercises in 1998, and our initial public offering, concurrent private placement and exercises of stock options in 1999, partially offset by payments on capital equipment lease obligations and the bank term loan.

      We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we strive to:

      - enter new markets and increase penetration of existing markets for our products and services;

      -     introduce new products and product enhancements;

      - increase our product development, sales, marketing and customer support activities;

      - develop and expand our network of business partners and direct sales force; and

      -     expand our international operations.

      Such operating expenses will consume a material amount of our cash resources. We believe that our existing cash and cash equivalents and available bank borrowings, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes.

YEAR 2000 COMPLIANCE

      Many existing computer systems and software products do not properly recognize and process dates after December 31, 1999. This "Year 2000" problem could result in miscalculations, data corruption, system failures or disruptions of operations.

      We are subject to potential Year 2000 problems affecting our products, our customers' systems, our internal systems and the systems of our vendors, any of which could have a material adverse effect on our business, operating results and financial condition. Significant uncertainty exists in the software industry and other industries concerning the scope and magnitude of the Year 2000 problem. We recognize the need to take reasonable steps to reduce the risk that our operations will be adversely affected by Year 2000 software failures.

      We have completed our initial assessment of the potential overall impact of the Year 2000 problem on our products, business, financial condition and operating results, and are in the final steps of completing our risk assessment for potential Year 2000 problems. We have conducted a review of the current versions of our products and have obtained assurances from vendors of the third-party products embedded into our products and believe that our products are substantially Year 2000 compliant--that is, they are capable of adequately distinguishing and interpreting dates falling after December 31, 1999. We have confirmed that some versions of products previously offered by SalesLogix and Opis Corporation were not Year 2000 compliant, but in each such case we have determined that known end users were offered and shipped free upgrades to newer versions of our relevant product. Nevertheless, a small percentage of our customers may not have installed the shipped upgrade and may be operating prior non-Year 2000 compliant versions of our products. We have prepared revised Year 2000 compliance information for posting on our website to advise such customers, but do not plan to undertake an assessment to determine whether any customers continue to use prior non-Year 2000 compliant versions of our products. We continue to test our products and expect that modifications with respect to any remaining Year 2000 issues will be made by the end of calendar year 1999. Nevertheless, there can be no assurances that the implementation of modifications to any embedded products will not be delayed or that we will not experience unexpected Year 2000 problems.

      The pressing need of many customers and potential customers to address Year 2000 issues is affecting their purchasing patterns as they focus their existing manpower and reallocate information technology and other significant resources to confirming the Year 2000 compliance of or replacing existing information technology systems. These changes in purchasing patterns, which may increase in the last two calendar quarters of 1999, may result in reduced allocation of funds to purchase software products such as those we offer. To the extent Year 2000 issues cause a significant delay in, or cancellation of, decisions to purchase our products or services, our business, financial condition and operating results would be materially adversely affected.

      We have reviewed and continue to review our internal management information and other critical business systems to identify any Year 2000 problems relating to those systems. We also have identified those third party vendors whom we believe provide us with critical products or services, such as the owner and manager of our headquarters building and external vendors that supply us with material information systems. We have communicated with each of these vendors concerning Year 2000 issues and have sought written assurances from most of these vendors that their provision of products and services will not be disrupted by Year 2000 problems. We are continuing with this project and expect to complete it by September 1, 1999. In the course of these investigations to date, we have not encountered any material Year 2000 problems concerning the continued provision of third-party products and services.

      We license certain technology from third parties, including software that is integrated with and used in our software product offerings and performs key functions in our products. We have investigated the Year 2000 disclosures and readiness statements of the third party vendors of these embedded products and believe that this project is now substantially completed. We are continuing to evaluate the integration of additional third party software into our products and as we do so will continue to investigate whether such integration may raise potential year 2000 problems. We have also performed independent testing and analysis of product architectures to confirm that the interaction between the embedded third party products and our own products will not itself create Year 2000 problems. The third party software embedded in our products is generally generic in nature and subject to standard software license agreements which, by their terms, severely limit the scope and period of performance warranties and also the recoverability of consequential and similar type damages in the event of product failures. For these reasons, we may not have significant remedies against third party software vendors if in fact year 2000 problems arise because of problems in the embedded products. Even if we are able to assert significant claims against one or more third party vendors of products with Year 2000 problems, the relevant vendors may be thinly capitalized or otherwise essentially judgment proof because of other Year 2000 claims asserted against them.

      We have not incurred to date and do not anticipate incurring in the future, any material costs directly associated with our Year 2000 compliance efforts, except for compensation expenses associated with our salaried employees who have devoted some of their time to our Year 2000 assessment and remediation efforts. As discussed above, we do not expect the total cost of Year 2000 problems to be material to our business, financial condition and operating results. However, we cannot be certain at this time that any later discovered Year 2000 problems will not require material costs to address.

      We continue to believe that our most significant risk with respect to Year 2000 issues relates to the performance and readiness status of third parties. A reasonable worst case Year 2000 scenario would be the result of failures of third parties, including without limitation, governmental entities, utilities, and financial and telecommunications systems, or a general infrastructure collapse, that negatively impact our ability, or the ability of our distribution partners, to provide products and services to our customers, or the ability of our customers to purchase products, or events affecting regional, national or global economies generally. The impact of these failures cannot be estimated at this time; however, we are continuing our effort to consider and adopt contingency plans to limit, to the extent possible, the financial impact of these failures on our results of operations.

      During the months prior to the century change, we will continue to evaluate new versions of our software products, new software and information systems provided to us by third parties and any new infrastructure systems that we acquire to determine whether they are Year 2000 compliant. Despite our current assessment, we may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could materially adversely affect our business, financial condition and operating results.

      We have considered and are establishing a set of contingency and disaster recovery plans to address, where feasible, potential consequences of the Year 2000 issue. These plans include actions to take in the event of any substantial outages or disruptions in our ability to continue to use our current facilities or internal information systems, and staffing plans to facilitate quick response to any Year 2000 issues that do arise. We intend to continue to evaluate both existing and newly identified Year 2000 risks and to develop and implement such further responsive measures as may be appropriate and feasible to reduce our exposure.

      The statements in the previous section include "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

FACTORS AFFECTING OPERATING RESULTS:

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR STRATEGY AND FORECAST OPERATING RESULTS

      We commenced operations in January 1996 and released our first commercial version of SalesLogix in April 1997. Accordingly, we have a limited operating history, which makes it difficult to evaluate our business strategy and forecast our future operating results. The new, competitive, fragmented and rapidly changing nature of our market increases these risks and uncertainties. We cannot assure you that our business strategy will be successful or that we will be able to accurately forecast our future operating results.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES

      We incurred net losses in each quarter from inception through June 30, 1999. As of June 30, 1999, we had an accumulated deficit of approximately $21.1 million. We have not achieved profitability and expect to continue to incur net losses for the foreseeable future. We expect to continue to devote substantial resources to our product development, sales, marketing and customer support activities. As a result, we will need to generate significant quarterly revenues to achieve and maintain profitability. Although our revenues have increased over recent quarters, we cannot assure you that we will realize sufficient revenues to achieve and sustain profitability in any future period.

WE REQUIRE SUBSTANTIAL CAPITAL TO FUND OUR BUSINESS

      We require substantial capital to fund our business, particularly to finance inventories and accounts receivable and for capital expenditures and potential acquisitions. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of our products. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, the debt would have rights, preferences and privileges senior to holders of common stock and the terms of the debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain needed additional capital, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which would materially adversely affect our business, financial condition and operating results.

OUR FUTURE OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET OR EXCEED THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, CAUSING OUR STOCK PRICE TO DECLINE

      Our operating results are difficult to predict and are likely to fluctuate significantly on a quarterly and an annual basis due to a number of factors, many of which are outside of our control. It is particularly difficult to predict the timing or amount of our license revenues because our products are typically shipped shortly after orders are received and therefore the amount of unfilled orders for our products is small. Furthermore, because of customer buying patterns that we do not expect to change, we recognize a substantial portion of our license revenues in the last month and often in the last weeks or days of a quarter. Other factors that may contribute to the difficulty of predicting our operating results include, but are not limited to, the following:

      - the lengthiness and unpredictability of sales cycles for our products;

      - the mix of revenues generated by product licenses and customer service and support;

      -     the mix of sales channels through which our products are sold;

      -     new product announcements and introductions by our competitors; and

      - our ability to develop, market and manage product transitions and acquisitions.

      Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance.

      We plan to increase our operating expenses to expand our product development, sales, marketing and customer support activities. We base our decisions regarding our operating expenses on anticipated revenue trends and many of our expenses are relatively fixed in the short term. We may not be able to reduce our expenses if our revenues are lower than anticipated, which could cause our operating results to be below the expectations of public market analysts or investors, causing the price of our common stock to fall.

CUSTOMER BUYING PATTERNS AND SALES FORCE COMPENSATION MAY MAKE IT DIFFICULT TO PREDICT FUTURE OPERATING RESULTS

      Our revenues have tended to be stronger in the fourth quarter than in each of the first three quarters of a year, making it more difficult to predict future operating results. We believe that these fluctuations are caused primarily by customer buying patterns, which are often influenced by year-end budgetary pressures as well as by our sales force compensation policies and those of our business partners, which tend to reward sales personnel who meet or exceed year-end sales quotas. We expect this trend to continue for the foreseeable future.

OUR OPERATING RESULTS PRIMARILY RELY ON MARKET ACCEPTANCE OF OUR SALESLOGIX PRODUCT

      Our future financial performance will depend substantially on our ability to develop and maintain market acceptance of SalesLogix and new and enhanced versions of SalesLogix and other new products. During 1998 and the six months ended June 30, 1999, license revenues from our SalesLogix product accounted for approximately 94% and 92% of our total license revenues, respectively. We expect product license revenues from SalesLogix to continue to account for a substantial majority of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing or demand for SalesLogix, such as competition, technological change or evolution in customer preferences, could materially adversely affect our business, financial condition and operating results. Many of these factors are beyond our control and difficult to predict.

OUR OPERATING RESULTS PRIMARILY DEPEND UPON THE SALE AND IMPLEMENTATION OF OUR PRODUCTS BY OUR BUSINESS PARTNERS

      Our success will continue to depend significantly on our ability to develop and cultivate relationships with our resellers, whom we refer to as our business partners, as well as on the success of their sales efforts. Our sales and distribution strategy focuses primarily on developing and expanding indirect distribution channels through our network of business partners and, to a lesser extent, expanding our direct sales organization. Sales to or initiated by our business partners accounted for 86% and 82% of license revenues in 1998 and the six months ended June 30, 1999, respectively. The relatively small size of our business partners may restrict their ability to timely install and implement our products during periods when they are especially busy, which may create a service backlog that adversely affects our revenues during these periods. We are currently investing, and intend to continue to invest significantly, to support and expand our indirect distribution channel. We cannot assure you that we will be able to retain our existing business partners or add new business partners to market, sell, implement and support our products effectively. Our failure to do so could materially adversely affect our business.

OUR RELIANCE ON BUSINESS PARTNERS MAKES IT MORE DIFFICULT TO MAINTAIN QUALITY CONTROL AND FORECAST SALES

      Our focus on indirect distribution may adversely affect our business, financial condition and operating results if we are unable to:

      - adequately train and certify a sufficient number of business partners;

      -     provide adequate incentives to our business partners;

      - provide adequate service and support to our end users through our business partners;

      - retain company and brand loyalty with our business partners and end user customers;

      - manage conflict among our business partners, whose contracts with us are generally non-exclusive; or

      - manage collection of receivables from business partners on a timely basis.

OUR BUSINESS PARTNERS MAY HANDLE COMPETING PRODUCTS, DIVERTING ATTENTION AWAY FROM OUR PRODUCTS

      Many of our business partners also sell products that compete with our products and we cannot assure you that our business partners will continue to devote the resources necessary to provide us with effective sales, marketing and technical support. If our business partners do not continue to support our products, our business may be materially adversely affected.

IF WE EXPERIENCE DIFFICULTY EXPANDING OUR DIRECT SALES CAPABILITY, WE MAY NOT
BE ABLE TO   EXPAND OUR BUSINESS AS PLANNED

      In mid-1998, we established a direct sales organization to focus on key strategic accounts and larger opportunities and we plan to expand the size of our direct sales force. We have limited experience in establishing and maintaining a direct sales force. Accordingly, this internal expansion may not be successfully completed and the cost of this expansion may exceed the revenues generated. Our expanded sales organization may not be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. In addition, expansion of our direct sales force may lead to conflict with our business partners. We have experienced and continue to experience difficulty in recruiting qualified sales personnel. We cannot assure you that we will be able to effectively maintain and expand our direct sales force.

WE FACE INTENSE COMPETITION THAT COULD ADVERSELY AFFECT OUR BUSINESS

      The market for software that automates sales, marketing and customer support operations, collectively referred to in our industry as front office software, is intensely competitive, fragmented and rapidly changing. We primarily compete with a variety of software vendors that provide marketing, sales and customer support automation products. While numerous solutions can be cited as potential competitors, direct competitors of SalesLogix can be broadly categorized into three groups:

      - Front Office Software Vendors such as Onyx, Pivotal, Siebel and Vantive. These companies generally seek to provide front office software through direct sales forces. They also offer customized solutions through consulting services. Several of these companies have announced strategies to target the mid-market opportunities we are pursuing. Pivotal recently completed an initial public offering of its common stock.

      - Contact Manager Vendors such as Symantec with its ACT! product, Goldmine, which recently merged with Bendata, Inc., and Microsoft with its Outlook product. These products support a single user or small workgroup of users and are sold primarily through a retail channel. Several of these companies have also announced strategies to target the mid-market opportunities we are pursuing.

      - Internal Development by our customers' or potential customers' own technology departments. These organizations have invested significant resources in developing their own proprietary selling systems.

      Many of our competitors have longer operating histories and significantly greater resources and name recognition. We cannot assure you that we will compete successfully against these companies. We expect that competition will increase as other established and emerging companies enter our market and as new products and technologies are introduced. For example, several companies that traditionally focused on software for financial, reporting, distribution, payroll, human resources and manufacturing operations, collectively referred to in our industry as back office software, have built or acquired front office products to manage sales, customer service and electronic commerce functions. Recently, Siebel announced a strategic relationship with Great Plains Software, Inc. to develop an integrated front and back office solution to target mid-market companies. Increased competition may result in price reductions, lower gross margins, loss of our market share and loss of business partners and personnel, any of which could materially adversely affect our business, financial condition and operating results.

THE MARKET FOR SALES AUTOMATION SOLUTIONS IS EMERGING AND BROAD MARKET ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN

      The market for sales automation products is still emerging and continued growth in demand for and acceptance of sales automation products remains uncertain. The success of our business in the face of intense competition will depend on growth of the overall market for sales automation products. We have spent, and will continue to spend, considerable resources targeting the mid-market segment of the sales automation market, educating potential customers about our products and sales automation software solutions in general and developing products that are compatible with Microsoft's browser technology and the Internet. However, even with these efforts, sales of our products may not increase unless the market for our products continues to grow. If the market for our products does not grow or grows more slowly than we anticipate, the demand for Internet-related front office products and services does not continue to grow, or the mid-market segment turns out to have significantly less potential than we estimate, our business, financial condition and operating results would be materially adversely affected.

OUR OPERATING RESULTS DEPEND ON CONTINUED MARKET ACCEPTANCE OF MICROSOFT TECHNOLOGY

      We have designed our products to operate using Microsoft technologies, including Windows NT, Windows 98 and SQL Server. If the market acceptance of Microsoft technology declines or we are unable to timely enhance our products and technology to be compatible with new developments in Microsoft's technology, our business, financial condition and operating results could be materially adversely affected. Although we believe that Microsoft technologies are and will continue to be widely utilized by mid-market businesses, no assurance can be given that these businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that we do not support.

WE DEPEND ON KEY PERSONNEL FOR OUR FUTURE SUCCESS AND WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED

      Our future performance will largely depend on the continued efforts and abilities of our key technical, customer support, sales and management personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Patrick Sullivan, our Chief Executive Officer and President. Except for Mr. Sullivan, Doug Nicholas, Vice President Business Development and Bruce Chase and Matt Chase, former officers of Enact, none of our key personnel are subject to non-compete covenants. We experienced significant management changes at the executive officer level during the fourth quarter of 1998 when we hired a Vice President of Worldwide Sales and a Vice President of Marketing. Accordingly, our executive management's ability to function effectively as a team is unproven. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense and there can be no assurance that we will be successful in attracting and retaining such personnel. In addition, we may experience increased costs in order to attract and retain skilled employees. The loss of any of our senior management or other key technical, customer support, sales and marketing personnel, particularly if lost to competitors, could materially and adversely affect our business, financial condition and operating results.

OUR OPERATING RESULTS WILL DEPEND IN PART ON THE SUCCESSFUL INTEGRATION OF ENACT AND FUTURE ACQUISITIONS

      In April 1999, we acquired Enact Incorporated, a privately-held provider of sales configuration technology for managing product catalogs and marketing encyclopedias and generating proposals, quotes and orders. The process of integrating the Enact business with our business is subject to risks commonly encountered in integrating acquisitions, including, among others, risk of loss of key personnel; difficulties associated with assimilating technologies, products, personnel and operations; potential disruption of our ongoing business; the ability of our sales force, business partners, consultants and development staff to adapt to the new product line and unanticipated costs associated with the acquisition. We may not successfully overcome these risks or any other problems encountered in connection with the acquisition of Enact. As part of our business strategy, we expect to consider acquiring other companies. In the event of such acquisitions, we could issue equity securities which would dilute current stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. Additionally, we may not be able to successfully integrate any technologies, products, personnel or operations of companies that we may acquire in the future. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. If we are unable to successfully address any of these risks, our business, financial condition and operating results could be materially adversely affected.

OUR ABILITY TO INCREASE REVENUES WILL DEPEND IN PART ON SUCCESSFUL EXPANSION OF OUR INTERNATIONAL OPERATIONS

      To date, we have sold our products internationally primarily through our business partners located in other countries and have supported our international customers with our domestic customer support staff. Recently we opened a sales office in the United Kingdom and we intend to continue to expand our international operations and enter new international markets, primarily through existing and new business partners and, to a lesser extent, through direct sales. This expansion will require significant management attention and financial resources and may not produce desired levels of revenue. We currently have limited experience in marketing and distributing our products internationally and have not yet developed non-U.S. versions of our products. In addition, our international business is subject to inherent risks which could materially and adversely affect our business, financial condition and operating results, including:

      -     longer accounts receivable collection cycles;

      - difficulties in managing operations across disparate geographic areas;

      - difficulties in enforcing agreements and intellectual property rights;

      -     fluctuations in local economic, market and political conditions;

      - need for compliance with a wide variety of U.S. and foreign export regulations;

      -     potential adverse tax consequences; and

      -     currency exchange rate fluctuations.

      We are still assessing the impact and cost that conversion to the Euro will have on both our internal systems and the products we sell. We will attempt appropriate corrective actions based on the results of our assessment. This issue and its related costs could materially adversely affect our business, financial condition and operating results.

WE MAY NOT RECOGNIZE REVENUE WHEN ANTICIPATED, WHICH MAY CAUSE OUR OPERATING RESULTS TO VARY WIDELY

      The sales cycles for our products are variable, typically ranging between a few weeks to six months from initial contact with the customer to the signing of a license agreement, although occasionally sales require substantially more time. Delays in executing customer contracts may affect revenue recognition and may cause our operating results to vary widely. We believe that an enterprise's decision to purchase sales automation software is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell our products, we and our business partners generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures.

OUR ABILITY TO COMPETE EFFECTIVELY DEPENDS UPON THIRD PARTIES CONTINUING TO DELIVER, SUPPORT AND ENHANCE CURRENT AND NEW VERSIONS OF SOFTWARE INCORPORATED INTO OUR PRODUCTS

      We incorporate into our products software that is licensed to us by third parties, including Inprise Corporation, Verity, Inc. and IQ Software Corporation, and we intend to expand this practice in the future. Because our products incorporate, or are created using, software developed and maintained by third parties, we depend on such parties' abilities to deliver, support and enhance reliable products, develop new products and respond to emerging industry standards and other technological changes. We also rely heavily on Inprise Corporation's Delphi Rapid Application Development (RAD) tool to build many key components of our application programs. The RAD tools market is constantly evolving and highly competitive as Microsoft and other well-financed competitors develop and market competing tools. If Delphi becomes unavailable, we may be required to adopt a replacement RAD tool and substantially modify our application programs, requiring a substantial amount of time to rewrite our products in a new language, which could have a material adverse effect on our business, financial condition and operating results. The third-party software currently incorporated into or used in our products may become obsolete or incompatible with future versions of our products. Our sales could be materially adversely affected if we are unable to replace that software with comparable or better software.

OUR PRODUCTS MAY SUFFER FROM DEFECTS OR ERRORS, RESULTING IN ADDITIONAL EXPENSES OR LOST SALES

      Software products as complex as ours frequently contain errors or defects, especially when first introduced or when new versions are released. In some cases, we have had to delay commercial release of versions of our products until software problems were corrected and in some cases have provided product enhancements to correct errors in released products. Our current and future products or releases may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation or increased service and warranty costs, all of which could materially adversely affect our business, financial condition and operating results.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR AVOID INFRINGEMENT OF THIRD PARTY PROPRIETARY RIGHTS, WHICH COULD RESULT IN COSTLY LITIGATION

      Our success depends in part on our ability to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts with us and we may not become aware of, or have adequate remedies in the event of, such breach. To protect our proprietary rights, we rely primarily on a combination of copyright, patent, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, business partners and customers, although we have not signed such agreements in every case. We employ shrink-wrap licenses designed to restrict the unauthorized use of our products but such licenses may be difficult to enforce. It may be more difficult to protect our proprietary rights outside the United States. We also cannot assure you that a third party will not assert a claim that our technology violates its intellectual property rights. As the number of software products in our markets increases and product functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Any claims relating to the infringement of proprietary rights of third parties, regardless of their merit, could result in costly litigation, divert our management's attention and our company's resources, cause us to delay product shipments or require us to pay damages or enter into royalty or license agreements on terms that are not advantageous to us. Any of these results could materially adversely affect our business, financial condition and operating results.

CHANGES IN ACCOUNTING STANDARDS COULD AFFECT OUR FUTURE OPERATING RESULTS

      We recognize revenues from software license agreements based upon the following criteria:

      - persuasive evidence of an arrangement exists, such as an executed license agreement, unconditional purchase order or contract;

      -     delivery of the product has occurred;

      -     collection of the resulting receivable is probable; and

      - the fee is fixed or determinable based upon vendor-specific objective evidence of the elements of the arrangement.

      - We recognize customer support or maintenance revenues ratably over the contract term, typically one year, and recognize revenues for consulting and training services as such services are performed.

      Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," was issued in October 1997 by the American Institute of Certified Public Accountants and amended by Statement of Position 98-4 ("SOP 98-4"). We adopted SOP 97-2 effective January 1, 1998. Based on our interpretation of SOP 97-2 and SOP 98-4, we believe our current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. However, full implementation guidelines for this standard have not yet been issued. Once available, such implementation guidance could lead to unanticipated changes in our current revenues accounting practices, which changes could materially adversely affect our business, financial condition and operating results.

      Additionally, the accounting standard setters, including the Securities and Exchange Commission and the Financial Accounting Standards Board, are reviewing the accounting standards related to business combinations and stock-based compensation. Any changes to either of these standards or any other accounting standards could materially adversely affect our operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

      The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is subject to certain legal proceedings and claims that arise in the conduct of its business. In the opinion of management, the amount of liability, if any, as a result of these claims and proceedings is not likely to have a material effect on the financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c)   Sales of Unregistered Securities During the Quarter

      During the quarter ended June 30, 1999, SalesLogix issued and sold (i) 83,494 unregistered shares of its common stock to employees pursuant to the exercise of stock options under its 1996 Equity Incentive Plan in exchange for an aggregate purchase price of $26,785, (ii) 4,534 unregistered shares of its common stock to former employees of Opis Corporation pursuant to the exercise of options assumed by SalesLogix in connection with its acquisition of Opis in exchange for an aggregate purchase price of $3,854, and (iii) 29,999 unregistered shares of its common stock to its business partners pursuant to the exercise of stock options under its 1998 Business Partner Stock Option Plan in exchange for an aggregate purchase price of $23,594. The options were granted in consideration of these individuals' services to SalesLogix or, in the case of former employees of Opis, in consideration of services rendered to Opis. In issuing these securities SalesLogix relied on an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

      In connection with its acquisition of Enact Incorporated on April 30, 1999, SalesLogix issued 609,424 shares of its common stock, of which 201,893 shares are restricted subject to three year monthly vesting based upon the continued employment of former Enact officers. This purchase and sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

      Concurrent with its initial public offering, SalesLogix issued 402,994 shares of its common stock to The Goldman Sachs Group, L.P. and two affiliates, all of whom were existing stockholders, in exchange for an aggregate purchase price of $3.5 million. In connection with this transaction, we paid $126,943 to Hambrecht & Quist LLC, BancBoston Robertson Stephens Inc. and U.S. Bancorp Piper Jaffray Inc. as a placement fee. This purchase and sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

      (d)   Use of Proceeds

      On May 28, 1999, SalesLogix's registration statement on Form S-1, file number 333-75353, became effective and the offering commenced. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Hambrecht & Quist. LLC, BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc. and Charles Schwab & Co., Inc. The offering consisted of 3,823,750 shares of SalesLogix common stock, including 498,750 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares offered and sold was approximately $34.4 million. Proceeds to SalesLogix, after accounting for $2.1 million in underwriting discounts and commissions and $1.8 million in other expenses (including expenses incurred in connection with the concurrent private placement), were $30.6 million. SalesLogix generated interest income of approximately $209,000 for the three months ended June 30, 1999.

      In July 1999, we used $1.3 million of the net proceeds to retire a bank term loan and a revolving line of credit. We are using the balance of net proceeds raised in the initial public offering for general corporate purposes, including working capital and capital expenditures. We also intend to use these proceeds for possible acquisitions of businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business. Although we engage in discussions and evaluations of potential opportunities from time to time, there are no current agreements, commitments or understandings with respect to any such transactions. Pending such uses, the net proceeds have been and will be invested in investment-grade, interest-bearing instruments, the majority of which are short term.

      None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly, to officers, directors, or general partners of SalesLogix or their associates, persons owning 10% or more of any class of our securities, or affiliates of SalesLogix.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            NUMBER      DESCRIPTION

            3.1 Fifth Restated Certificate of Incorporation of the registrant, incorporated by reference to Exhibit 3.4 to the registrant's Registration Statement on Form S-1 (No. 333-75353), as amended.

            3.2 Second Restated Bylaws of the registrant, incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 (No.
                        333-75353), as amended.

            27.1        Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SALESLOGIX CORPORATION



Date:  August 13, 1999                 By: /s/ Gary R. Acord
                                          ------------------------------------
                                       Gary R. Acord
                                       Vice President, Chief Financial
                                       Officer, Secretary and Treasurer
                                       (Principal Financial and Chief
                                       Accounting Officer)

                                  EXHIBIT INDEX

NUMBER      DESCRIPTION
------      -----------
3.1         Fifth Restated Certificate of Incorporation of the registrant, incorporated by reference to Exhibit 3.4 to the registrant's
            Registration Statement on Form S-1 (No. 333-75353), as amended.

3.2 Second Restated Bylaws of the registrant, incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form
            S-1 (No. 333-75353), as amended.

27.1        Financial Data Schedule