Form 10-Q
period 1999-09-30
SALESLOGIX CORP
filed 1999-11-15
CIK 1027108

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ________________ TO __________________

                         COMMISSION FILE NUMBER 0-26161

                             SALESLOGIX CORPORATION
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                86-0808340
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

      8800 N. GAINEY CENTER DRIVE, SUITE 200, SCOTTSDALE, ARIZONA 85258
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (480) 368-3700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 1999, there were 18,602,883 outstanding shares of Common Stock, par value $.001 per share, of SalesLogix Corporation.

                SALESLOGIX CORPORATION AND SUBSIDIARIES INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION...............................................1

      ITEM 1.  FINANCIAL STATEMENTS..........................................1

               SALESLOGIX CORPORATION AND SUBSIDIARIES CONDENSED
               CONSOLIDATED BALANCE SHEETS...................................1

               SALESLOGIX CORPORATION AND SUBSIDIARIES CONDENSED
               CONSOLIDATED STATEMENTS OF OPERATIONS.........................2

               SALESLOGIX CORPORATION AND SUBSIDIARIES CONDENSED
               CONSOLIDATED STATEMENTS OF CASH FLOWS.........................3

               SALESLOGIX CORPORATION AND SUBSIDIARIES NOTES TO
               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................4

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...........................8

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK.........................................................26

PART II - OTHER INFORMATION.................................................27

      ITEM 1.  LEGAL PROCEEDINGS............................................27

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................27

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................27


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SALESLOGIX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             SEPTEMBER 30, 1999           DECEMBER 31, 1998
                                                                           ------------------------    ------------------------
                                 ASSETS                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                       $ 29,385                    $ 11,377
   Short-term investments                                                             4,773                          --
   Accounts receivable, net of allowance for doubtful
   accounts of $1,059 and $455 at September 30, 1999
   and at December 31, 1998, respectively                                             9,593                       4,570
   Prepaid expenses and other current assets                                          1,251                         922
                                                                                    --------                    --------
Total current assets                                                                 45,002                      16,869

Property and equipment, net                                                           4,199                       2,544
Other assets                                                                         11,284                       4,561
                                                                                   --------                    --------
                                                                                   $ 60,485                    $ 23,974
                                                                                   ========                    ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $  2,235                    $  1,245
  Accrued expenses                                                                    3,425                       1,774
  Current portion of notes payable to bank                                               --                         691
  Current portion of capital lease obligations                                          429                         558
  Deferred revenues                                                                   3,818                       1,759
                                                                                   --------                    --------
     Total current liabilities                                                        9,907                       6,027

Notes payable to bank, less current portion                                              --                         783
Capital lease obligations, less current portion                                         175                         458
Deferred rental obligation                                                              106                         106

Stockholders' equity:
  Series A Convertible Preferred Stock                                                   --                       4,585
  Series B Convertible Preferred Stock                                                   --                          67
  Series C Convertible Preferred Stock                                                   --                       6,448
  Series D Convertible Preferred Stock                                                   --                       3,944
  Series E Convertible Preferred Stock                                                   --                      18,438
  Class A Common Stock, par value $0.001 per share; 50,000,000 shares authorized, 18,575,313 shares issued and 18,573,646 shares outstanding at
     September 30, 1999; 3,228,325 shares issued and
     3,226,658 shares outstanding at December 31, 1998                                   19                           3
  Class B Common Stock, par value $0.001 per share; 2,280,000 shares                     --                          --
     authorized, no shares issued or outstanding at September 30, 1999; 72,827 shares issued and outstanding at December 31, 1998
  Additional paid-in capital                                                         75,740                       2,282
  Accumulated deficit                                                               (22,560)                    (17,377)
  Less unearned compensation                                                         (2,901)                     (1,789)
  Less shares of common stock held in treasury; 1,667 shares at cost                     (1)                         (1)
                                                                                   --------                    --------
Total stockholders' equity                                                           50,297                      16,600
                                                                                   --------                    --------
Total liabilities and stockholders' equity                                         $ 60,485                    $ 23,974
                                                                                   ========                    ========

                             See accompanying notes.

                SALESLOGIX CORPORATION AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                          -----------------------------   -----------------------------
                                                               1999             1998            1999            1998
                                                          ------------    ------------    ------------    -------------
Revenues:
     Licenses                                             $     6,623      $     2,583     $    16,076     $     6,482
     Services                                                   3,500            1,479           8,545           3,756
                                                          ------------     ------------    ------------    ------------
       Total revenues                                          10,123            4,062          24,621          10,238
                                                          ------------     ------------    ------------    ------------

Costs of revenues:
     Licenses                                                     457              118           1,182             311
     Services                                                   2,208            1,120           5,443           3,059
                                                          ------------     ------------    ------------    ------------
       Total costs of revenues                                  2,665            1,238           6,625           3,370
                                                          ------------     ------------    ------------    ------------

Gross profit                                                    7,458            2,824          17,996           6,868

Operating expenses:
     Sales and marketing                                        5,477            2,960          13,653           6,733
     Research and development                                   1,700            1,086           4,572           2,715
     General and administrative                                   918              522           2,306           1,624
     Amortization of acquisition related intangible
         assets                                                 1,161              359           2,307           1,077
     In-process research and development write-off                 --               --             900              --
                                                          ------------     ------------    ------------    ------------
       Total operating expenses                                 9,256            4,927          23,738          12,149
                                                          ------------     ------------    ------------    ------------

Loss from operations                                           (1,798)          (2,103)         (5,742)         (5,281)
Other income (expense):
     Interest income                                              378              166             694             255
     Interest expense                                             (24)             (65)           (135)           (198)
     Other income, net                                             --               16              --              20
                                                          ------------     ------------    ------------    ------------
Loss before provision for income taxes                         (1,444)          (1,986)         (5,183)         (5,204)
Provision for income taxes                                         --               --              --              --
                                                          ------------     ------------    ------------    ------------
Net loss                                                  $    (1,444)     $    (1,986)    $    (5,183)    $    (5,204)
                                                          ============     ============    ============    ============

Historic basic and diluted net loss per share             $     (0.08)    $      (0.60)   $      (0.49)   $      (1.32)
                                                          ============     ============    ============    ============
Pro forma basic and diluted net loss per share            $     (0.08)    $      (0.15)   $      (0.33)   $      (0.43)
                                                          ============     ============    ============    ============

Weighted average shares used in calculating historic
     basic and diluted net loss per share                  18,559,369        3,302,679      10,540,109       3,941,821
                                                          ============     ============    ============    ============
Weighted average shares used in calculating pro forma
     basic and diluted net loss per share                  18,559,369       12,939,994      15,912,393      12,100,565
                                                          ============     ============    ============    ============

                             See accompanying notes.

                     SALESLOGIX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      -------------------------
                                                                                       1999               1998
                                                                                     --------           --------
OPERATING ACTIVITIES
Net loss                                                                             $ (5,183)         $ (5,204)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation, including amortization of leased assets                              1,262               515
     Amortization of acquisition related intangible assets                              2,307             1,077
     Provision for losses on accounts receivable                                        1,496                --
     Amortization of unearned compensation                                                335                14
     In-process research and development write-off                                        900                --
     Changes in operating assets and liabilities, net of effects from purchase of Enact Incorporated
     Accounts receivable                                                               (6,280)           (1,570)
     Prepaid expenses and other current assets                                           (276)             (628)
     Accounts payable                                                                     858               (69)
     Accrued expenses                                                                     927               347
     Deferred rental obligation                                                            --                43
     Deferred revenue                                                                   1,747               439
                                                                                     --------          --------
Net cash used in operating activities                                                  (1,907)           (5,036)
                                                                                     --------          --------

INVESTING ACTIVITIES
Purchases of property and equipment                                                    (2,798)           (1,100)
Payment for purchase of Enact Incorporated, net of cash acquired                       (4,833)               --
Purchases of investments available for sale                                            (4,773)               --
Increase in other assets                                                                   (9)              (87)
                                                                                     --------          --------
Net cash used in investing activities                                                 (12,413)           (1,187)
                                                                                     --------          --------

FINANCING ACTIVITIES
Net proceeds from initial public offering and concurrent private placement             34,098                --
Repayments under bank term loan                                                        (1,474)             (228)
Principal payments under capital lease obligations                                       (440)             (323)
Net proceeds from issuance of preferred stock                                              --            15,946
Purchase of stock                                                                          --            (2,501)
Proceeds from exercise of common stock options                                            144               139
                                                                                     --------          --------
Net cash provided by financing activities                                              32,328            13,033
                                                                                     --------          --------
Net increase in cash and cash equivalents                                              18,008             6,810
Cash and cash equivalents, beginning of period                                         11,377             3,189
                                                                                     --------          --------
Cash and cash equivalents, end of period                                             $ 29,385          $  9,999
                                                                                     ========          ========

                             See accompanying notes.

                     SALESLOGIX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in SalesLogix Corporation's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

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


                                                  Pro Forma Nine Months Ended
                                                        September 30,
                                                 ---------------------------
                                                  (in thousands, except per
                                                         share data)
                                                   1999                  1998
                                                 --------              --------
Total revenues                                    $24,793               $10,656
                                                  =======              ========
Net loss                                           (5,679)               (6,074)
                                                  =======              ========
Basic and diluted net loss per share             $ (0.54)              $ (1.54)
                                                  =======              ========

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

NOTE 5.  SEGMENT INFORMATION

The Company operates as a single business segment and licenses and markets its products through direct and indirect channels in the United States, Canada, Europe and Asia-Pacific. Information regarding revenues in different geographic regions is as follows:

                        Three Months Ended                   Nine Months Ended
                           September 30                        September 30,
                      ----------------------              ----------------------
                      1999              1998              1999            1998
                    -------           -------            -------       --------
                                            (in thousands)
United States        $ 8,507           $ 3,662           $20,590        $ 9,659
International          1,616               400             4,031            579
                     -------           -------           -------       --------
Total revenues       $10,123           $ 4,062           $24,621        $10,238
                     =======           =======           =======       ========

NOTE 6.  OTHER ASSETS

Other assets consisted of the following:


                                                 September 30,      December 31,
                                                     1999              1998
                                                 ----------           ----------
                                                          (in thousands)
Purchased technology                                $ 4,000              $ 1,200
Customer list and other                                 320                  320
Goodwill                                             10,350                4,381
                                                    -------              -------
                                                     14,670                5,901
Amortization                                          3,491                1,436
                                                    -------              -------
Net intangible assets of acquired businesses         11,179                4,465
Recoverable deposits and other                          105                   96
                                                    -------              -------
                                                    $11,284              $ 4,561
                                                    =======              =======

NOTE 7.  UNEARNED COMPENSATION

         In December 1998, the Company recorded unearned compensation of $1.9 million representing the difference between the exercise price of options granted to acquire shares of stock during 1998 and the deemed fair value for financial reporting purposes of the Company's common stock on the dates of grant. Unearned compensation is amortized over the vesting periods of the options, generally four years.

NOTE 8.  INITIAL PUBLIC OFFERING AND CONCURRENT PRIVATE PLACEMENT

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

OVERVIEW

         SalesLogix is a leading provider of front office and e-commerce software for mid-market companies. The Company's products create interactive selling networks that streamline prospect and customer interactions and dynamically connect mobile sales, internal telesales, third party reseller, marketing and support organizations.

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

         During the second half of 1998, we expanded our distribution channel to include a direct sales force that focused on key strategic accounts and worked with business partners on larger opportunities. We also hired managers in the United Kingdom and Australia who commenced recruitment and training of international business partners. In December 1998, we released the first major upgrade of SalesLogix 3.0 and a version of the product that can be deployed over the Internet. In April of 1999, we acquired Enact Incorporated, a developer of e-commerce and product configuration technology, and subsequently launched our third product line, CommerceLogix. In June 1999, a new release of CommerceLogix was launched that integrated its capabilities with SalesLogix and SupportLogix. This expanded product suite allows our business partners and direct sales force representatives to sell an integrated front-office and e-commerce solution that supports web-based selling, direct selling, call center sales or sales through a distributor network.

         Since inception, we have incurred significant losses and as of September 30, 1999 we had an accumulated deficit of $22.6 million. We derive revenues principally from the sale of software licenses and fees for maintenance, technical support, consulting and training services. We market and sell our products primarily through our business partners and to a lesser extent through our direct sales force. Sales to or initiated by our business partners accounted for 86% and 77% of license revenues in 1998 and the nine months ended September 30, 1999, respectively, and we expect that a substantial majority of our license revenues will continue to be generated from sales to our business partners. The contractual arrangements we enter into with our business partners provide for license fees payable to us based upon a percentage of our list price.

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

         In April 1999, we acquired Enact Incorporated in a merger transaction. Enact was a privately-held provider of sales configuration software for managing product catalogs and marketing encyclopedias and generating proposals, quotes and orders. The Enact products are sold and serviced by our direct sales force and consulting services group and business partner channel. In connection with the Enact acquisition, we issued 609,424 shares of our common stock, of which 201,893 shares are restricted subject to three year monthly vesting based upon the continued employment of the officers of Enact. We paid $4.1 million in cash for merger consideration, plus transaction expenses, repayment of debt of Enact and out-of-pocket expenses associated with the integration of Enact's business into ours. We also entered into employment agreements with officers of Enact in connection with the acquisition. The transaction was recorded under the purchase method of accounting and the results of operations of Enact and the fair value of the assets acquired and liabilities assumed are included in our consolidated financial statements beginning on April 30, 1999. In connection with this acquisition, we recorded approximately $8.8 million in purchased technology and other intangible assets that will be amortized over three years, and expensed approximately $900,000 of in-process research and development based upon an independent appraisal.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenue, statement of operations data for the periods indicated. We believe that period-to-period comparisons of our operating results are not necessarily indicative of results for any future period.


                                                                    Percentage of Total Revenues
                                                ----------------------------------------------------------------------
                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                  ----------------------------        ----------------------------
                                                      1999             1998              1999              1998
                                                    -------           -------          -------           -------
Revenues:
   Licenses                                          65.4%             63.6%            65.3%             63.3%
   Services                                          34.6%             36.4%            34.7%             36.7%
                                                ------------      ------------     ------------      ------------
Total revenues                                      100.0%            100.0%           100.0%            100.0%

Costs of revenues:
   Licenses                                           4.5%              2.9%             4.8%              3.0%
   Services                                          21.8%             27.6%            22.1%             29.9%
                                                ------------      ------------     ------------      ------------
     Total costs of revenues                         26.3%             30.5%            26.9%             32.9%
                                                ------------      ------------     ------------      ------------

Gross profit                                         73.7%             69.5%            73.1%             67.1%
Operating expenses:
   Sales and marketing                               54.1%             72.9%            55.4%             65.8%
   Research and development                          16.8%             26.7%            18.6%             26.5%
   General and administrative                         9.1%             12.9%             9.4%             15.9%
   Amortization of acquisition related
     intangible assets                               11.5%              8.8%             9.4%             10.5%
   In-process research and development
     write-off                                        0.0%              0.0%             3.6%              0.0%
                                                ------------      ------------     ------------      ------------
     Total operating expenses                       91.5%            121.3%            96.4%            118.7%
                                                ------------      ------------     ------------      ------------

Loss from operations                               (17.8)%           (51.8)%          (23.3)%           (51.6)%
Interest and other income, net                       3.5%              2.9%             2.3%              0.8%
                                                ===========       ===========      ===========       ===========
Net loss                                            (14.3)%           (48.9)%          (21.0)%           (50.8)%
                                                ===========       ===========      ===========       ===========


Revenues

         Total revenues increased from $4.1 million in the three months ended September 30, 1998 to $10.1 million in the three months ended September 30, 1999, an increase of 149%. Total revenues increased from $10.2 million in the nine months ended September 30, 1998 to $24.6 million in the nine months ended September 30, 1999, an increase of 140%. No customer accounted for more than 10% of revenues in the three or nine month periods ended September 30, 1998 and 1999. Our revenues outside of the United States increased from approximately $400,000 in the three months ended September 30, 1998 to approximately $1.6 million in the three months ended September 30, 1999, and increased from approximately $579,000 in the nine months ended September 30, 1998 to approximately $4.0 million in the nine months ended September 30, 1999.

         License Revenues. Our license revenues increased from $2.6 million in the three months ended September 30, 1998 to $6.6 million in the three months ended September 30, 1999, an increase of 156%. Revenues from licenses also increased from $6.5 million in the nine months ended September 30, 1998 to $16.1 million in the nine months ended September 30, 1999, an increase of 148%. The increases in license revenues were due primarily to increases in the size and productivity of our business partner network, increased market awareness and acceptance of our products and, to a lesser extent, the establishment of our direct sales force in the second half of 1998 and the acquisition of Enact in April 1999. Our license revenues represented 63.6% and 65.4% of our total revenues for the three months ended September 30, 1998 and 1999, respectively, and 63.3% and 65.3% of our total revenues for the nine months ended September 30, 1998 and 1999, respectively.

         Service Revenues. Service revenues include fees for maintenance, technical support, consulting and training services. Our service revenues increased from $1.5 million in the three months ended September 30, 1998 to $3.5 million in the three months ended September 30, 1999, an increase of 137%. Revenues from services also increased from $3.8 million in the nine months ended September 30, 1998 to $8.5 million in the nine months ended September 30, 1999, an increase of 128%. The increases resulted primarily from the increase in the number of licenses sold as well as renewals of existing maintenance and technical support contracts from our growing installed base of customers and, to a lesser extent, the acquisition of Enact in April 1999. Customers are required to enter into one-year support and maintenance contracts at the time of initial license purchase and have the option to renew for additional one-year periods thereafter. Our service revenues represented 36.4% and 34.6% of our total revenues for the three months ended September 30, 1998 and 1999, respectively, and 36.7% and 34.7% of our total revenues for the nine months ended September 30, 1998 and 1999, respectively.

Costs of Revenues

         Cost of License Revenues. Cost of license revenues includes the cost of media, product packaging, documentation and other production costs and third-party royalties. Cost of license revenues increased from $118,000 in the three months ended September 30, 1998 to $457,000 in the three months ended September 30, 1999, representing 4.6% and 6.9% of license revenues in the respective periods. Cost of license revenues increased from $311,000 in the nine months ended September 30, 1998 to $1.2 million in the nine months ended September 30, 1999, representing 4.8% and 7.4% of license revenues in the respective periods. Cost of license revenues increased due to increases in overall license sales and, to a lesser extent, as a result of increased product royalties for third-party technology, primarily report writing software, embedded in our products.

         Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing technical support, training and consulting services to customers and business partners. Cost of service revenues increased from $1.1 million in the three months ended September 30,

1998 to $2.2 million in the three months ended September 30, 1999, representing 75.7% and 63.1% of service revenues in the respective periods. Cost of service revenues also increased from $3.1 million in the nine months ended September 30, 1998 to $5.4 million in the nine months ended September 30, 1999, representing 81.4% and 63.7% of service revenues in the respective periods. The absolute dollar increases were primarily attributable to hiring and training of additional personnel to support our growing customer base and business partner network, and to a lesser extent, the acquisition of Enact in April 1999. The decreases as a percentage of service revenues reflected the growth of service revenues and a reduction in the time and expenses our consulting organization incurred while providing free or low margin support to business partners in their early implementations of our products.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related expenses, costs related to the recruitment and support of our business partner channel and marketing and promotional costs to increase brand awareness in the marketplace and to generate leads for our sales channels. Sales and marketing expenses increased from $3.0 million in the three months ended September 30, 1998 to $5.5 million in the three months ended September 30, 1999, an increase of 85%. Sales and marketing expenses increased from $6.7 million in the nine months ended September 30, 1998 to $13.7 million in the nine months ended September 30, 1999, an increase of 103%. The increases reflected the hiring of additional sales and marketing personnel, expanded advertising and other promotional activities and increased sales commissions and bonuses related to increased license revenues and, to a lesser extent, the acquisition of Enact in April 1999. Sales and marketing expenses represented 72.9% and 54.1% of our total revenues for the three months ended September 30, 1998 and 1999, respectively, and 65.8% and 55.4% of our total revenues for the nine months ended September 30, 1998 and 1999, respectively. We anticipate that we will continue to invest significantly in sales and marketing and that these expenses will increase in absolute dollars.

         Research and Development. Research and development expenses consist primarily of personnel-related costs for software developers, quality assurance and product documentation personnel and payments to outside contractors. Research and development expenses increased from $1.1 million in the three months ended September 30, 1998 to $1.7 million in the three months ended September 30, 1999, an increase of 57%. Research and development expenses increased from $2.7 million in the nine months ended September 30, 1998 to $4.6 million in the nine months ended September 30, 1999, an increase of 68%. These increases were primarily due to an increase in the number of software developers, quality assurance personnel and outside developers to support our product development, testing and documentation activities related to the development and release of both client-server and Internet versions of SalesLogix and, to a lesser extent, the acquisition of Enact in April 1999. Research and development expenses represented 26.7% and 16.8% of our total revenues for the three months ended September 30, 1998 and 1999, respectively, and 26.5% and 18.6% of our total revenues for the nine months ended September 30, 1998 and 1999, respectively. We anticipate that we will continue to invest significantly in research and development and that these expenses will increase in absolute dollars.

         General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased from $522,000 in the three months ended September 30, 1998 to $918,000 in the three months ended September 30, 1999, an increase of 76%. General and administrative expenses increased from $1.6 million in the nine months ended September 30, 1998 to $2.3 million in the nine months ended September 30, 1999, an increase of 42%. These increases were primarily due to increased staffing and related expenses necessary to manage and support the expansion of our operations and, to a lesser extent, the acquisition of Enact in April 1999. General and administrative expenses represented 12.9% and 9.1% of our total revenues for the three months ended September 30, 1998 and 1999, respectively, and 15.9% and 9.4% of our total revenues for the nine months ended September 30, 1998 and 1999, respectively. The decreases were primarily attributable to the more rapid growth of revenues compared to the growth of general and administrative expenses during these periods. We believe that general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff and the expenses associated with being a public company, including but not limited to annual and public reporting costs, directors' and officers' liability insurance, investor relations programs and professional service fees.

         Amortization of Acquisition-Related Intangible Assets. Amortization of acquisition-related intangible assets consists primarily of the amortization of specifically identifiable intangible assets and goodwill. Amortization of acquisition-related intangible assets increased from $359,000 in the three months ended September 30, 1998 to $1.2 million in the three months ended September 30, 1999. Amortization of acquisition-related intangible assets increased from $1.1 million in the nine months ended September 30, 1998 to $2.3 million in the nine months ended September 30, 1999. The increases were primarily due to the increase in acquisition-related intangible assets related to the acquisition of Enact in April 1999.

         In-Process Research and Development Write-Off. In-process research and development write-off related to the acquisition of Enact. The amount of the write-off was determined through an independent appraisal.

         Other Income, Net. Other income, net consists primarily of interest income earned on our cash and short-term investments balances, offset by interest expense incurred on our capital lease obligations and outstanding notes payable to a bank. The outstanding notes payable to a bank were paid in full in July 1999. The increase in our cash and short-term investment balances is primarily due to the net proceeds of $34.1 million from our initial public offering and concurrent private placement in May 1999.

         Income Taxes. As of September 30, 1999, we had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $15.5 million. The federal carryforwards expire at various dates beginning in 2011. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and tax credit carryforwards upon the occurrence of special events, including a significant change in ownership interest. We had deferred tax assets, including net operating loss and tax credit carryforwards, totaling approximately $8.2 million as of September 30, 1999. A valuation allowance has been recorded for the entire net deferred tax asset balance as a result of uncertainties regarding its utilization.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, we had cash and cash equivalents of $29.4 million, an increase of $18.0 million from December 31, 1998. Our working capital at September 30, 1999 was $35.1 million, compared to $10.8 million at December 31, 1998. We have a working capital revolving line of credit with a financial institution that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $2.5 million. As of September 30, 1999, we had no outstanding borrowings under the facility. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain certain financial ratios. We were in compliance with these covenants at September 30, 1999.

         Our operating activities resulted in net cash outflows of $5.0 million in the nine months ended September 30, 1998 and $1.9 million in the nine months ended September 30, 1999. The operating cash outflows resulted primarily from significant investments in sales, marketing and product development, which led to operating losses. The cash outflows from operating losses, increases in accounts receivable, prepaid expenses and other current assets were partially offset by increases in accounts payable, accrued expenses and deferred revenues.

         Cash used in investing activities was $1.2 million in the nine months ended September 30, 1998 and $12.4 million in the nine months ended September 30, 1999, resulting primarily from the purchase of capital equipment, investments and the total cash consideration and related expenses paid in connection with the Enact acquisition.

         Cash provided by financing activities totaled $13.0 million in the nine months ended September 30, 1998 and $32.3 million in the nine months ended September 30, 1999, resulting primarily from the issuance of Series E Preferred Stock and stock option exercises in 1998, and our initial public offering, concurrent private placement and exercises of stock options in 1999, partially offset by payments on capital equipment lease obligations and the bank term loan, as well as the purchase of stock from a former employee.

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

         We have now completed our assessment of the potential overall impact of the Year 2000 problem on our products, business, financial condition and operating results. We have conducted a review of the current versions of our products and have obtained assurances from vendors of the third-party products embedded into our products and believe that our products are substantially Year 2000 compliant--that is, they are capable of adequately distinguishing and interpreting dates falling after December 31, 1999. We have confirmed that some versions of products previously offered by SalesLogix and Opis Corporation were not Year 2000 compliant, but in each such case we have determined that known end users were offered and shipped free upgrades to newer versions of our relevant product. Nevertheless, a small percentage of our customers may not have installed the shipped upgrade and may be operating prior non-Year 2000 compliant versions of our products. We have prepared revised Year 2000 compliance readiness disclosures, have posted them on our website to advise our customers and Business Partners, and are completing a new mailing of these disclosures to our supported customer base and Business Partners, but do not plan to undertake an assessment to determine whether any customers continue to use prior non-Year 2000 compliant versions of our products. We continue to test our products and expect that modifications with respect to any remaining Year 2000 issues will be made by the end of calendar year 1999. Nevertheless, there can be no assurances that the implementation of modifications to any embedded products will not be delayed or that we will not experience unexpected Year 2000 problems.

         The pressing need of many customers and potential customers to address Year 2000 issues is affecting their purchasing patterns as they focus their existing manpower and reallocate information technology and other significant resources to confirming the Year 2000 compliance of or replacing existing information technology systems. These changes in purchasing patterns, which may increase in the last calendar quarter of 1999, may result in reduced allocation of funds to purchase software products such as those we offer. To the extent Year 2000 issues cause a significant delay in, or cancellation of, decisions to purchase our products or services, our business, financial condition and operating results would be materially adversely affected.

         We have reviewed and continue to review our internal management information and other critical business systems to identify any Year 2000 problems relating to those systems. We also have identified those third party vendors whom we believe provide us with critical products or services, such as the owner and manager of our headquarters building and external vendors that supply us with material information systems. We have communicated with each of these vendors concerning Year 2000 issues and have sought written assurances from most of these vendors that their provision of products and services will not be disrupted by Year 2000 problems. This project is now substantially complete. In the course of these investigations to date, we have not encountered any material Year 2000 problems concerning the continued provision of third-party products and services.

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

         During the last few weeks prior to the century change, we will continue to evaluate new versions of our software products, new software and information systems provided to us by third parties and any new infrastructure systems that we acquire to determine whether they are Year 2000 compliant. Despite our current assessment, we may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could materially adversely affect our business, financial condition and operating results.

         We have considered and have arrived at informal contingency and disaster recovery plans to address, where feasible, potential consequences of the Year 2000 issue. These plans include actions to take in the event of any substantial outages or disruptions in our ability to continue to use our current facilities or internal information systems, and staffing plans to facilitate quick response to any Year 2000 issues that do arise. We intend to continue to evaluate both existing and newly identified Year 2000 risks and to develop and implement such further responsive measures as may be appropriate and feasible to reduce our exposure.

         The statements in the previous section include "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

FACTORS AFFECTING OPERATING RESULTS:

We have a limited operating history which makes it difficult to evaluate our strategy and forecast operating results.

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

We have a history of losses and expect to incur future losses.

         We incurred net losses in each quarter from inception through September 30, 1999. As of September 30, 1999, we had an accumulated deficit of approximately $22.6 million. We have not achieved profitability and expect to continue to incur net losses for the foreseeable future. We expect to continue to devote substantial resources to our product development, sales, marketing and customer support activities. As a result, we will need to generate significant quarterly revenues to achieve and maintain profitability. Although our revenues have increased over recent quarters, we cannot assure you that we will realize sufficient revenues to achieve and sustain profitability in any future period.

We require substantial capital to fund our business.

         We require substantial capital to fund our business, particularly to finance accounts receivable and for capital expenditures and potential acquisitions. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development and acquisition efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of our products. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of securities, the securities could have rights, preferences and privileges senior to holders of common stock and the terms of the securities could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain needed additional capital, we may be required to reduce the scope of our planned product acquisition and development and sales and marketing efforts, which would materially adversely affect our business, financial condition and operating results.

Our future operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline.

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

         We plan to increase our operating expenses to expand our product acquisition and development, and sales, marketing and customer support activities. We base our decisions regarding our operating expenses on anticipated revenue trends and many of our expenses are relatively fixed in the short term. We may not be able to reduce our expenses if our revenues are lower than anticipated, which could cause our operating results to be below the expectations of public market analysts or investors, causing the price of our common stock to fall.

Customer buying patterns and sales force compensation may make it difficult to predict future operating results.

         Our revenues have tended to be stronger in the fourth quarter than in each of the first three quarters of a year, making it more difficult to predict future operating results. We believe that these fluctuations are caused primarily by customer buying patterns, which are often influenced by year-end budgetary pressures, as well as by our sales force compensation policies and those of our business partners, which tend to reward sales personnel who meet or exceed year-end sales quotas. We expect this trend to continue for the foreseeable future.

Our operating results primarily rely on market acceptance of our SalesLogix product.

         Our future financial performance will depend substantially on our ability to develop and maintain market acceptance of SalesLogix and new and enhanced versions of SalesLogix and other new products. During 1998 and the nine months ended September 30, 1999, license revenues from our SalesLogix product accounted for approximately 94% and 92% of our total license revenues, respectively. We expect product license revenues from SalesLogix to continue to account for a substantial majority of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing or demand for SalesLogix, such as competition, technological change or evolution in customer preferences, could materially adversely affect our business, financial condition and operating results. Many of these factors are beyond our control and difficult to predict.

Our operating results primarily depend upon the sale and implementation of our products by our Business Partners.

         Our success will continue to depend significantly on our ability to develop and cultivate relationships with our resellers, whom we refer to as our business partners, as well as on the success of their sales efforts. Our sales and distribution strategy focuses primarily on developing and expanding indirect distribution channels through our network of business partners and, to a lesser extent, expanding our direct sales organization. Sales to or initiated by our business partners accounted for 86% and 77% of license revenues in 1998 and the nine months ended September 30, 1999, respectively. The relatively small size of our business partners may restrict their ability to timely install and implement our products during periods when they are especially busy, which may create a service backlog that adversely affects our revenues during these periods. We are currently investing, and intend to continue to invest significantly, to support and expand our indirect distribution channel. We cannot assure you that we will be able to retain our existing business partners or add new business partners to market, sell, implement and support our products effectively. Our failure to do so could materially adversely affect our business.

Our reliance on business partners makes it more difficult to maintain quality control and forecast sales.

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

Our Business Partners may handle competing products, diverting attention away from our products.

         Many of our business partners also sell products that compete with our products and we cannot assure you that our business partners will continue to devote the resources necessary to provide us with effective sales, marketing and technical support. If our business partners do not continue to support our products, our business would be materially adversely affected.

If we experience difficulty expanding our direct sales capability, we may not be able to expand our business as planned.

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

We face intense competition that could adversely affect our business.

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

The market for sales automation solutions is emerging and broad market acceptance of our products is uncertain.

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

Our operating results depend on continued market acceptance of Microsoft technology.

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

We depend on key personnel for our future success and we may not be able to recruit and retain the personnel we need to succeed.

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

Our operating results will depend in part on the successful integration of enact and future acquisitions.

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

Our ability to increase revenues will depend in part on successful expansion of our international operations.

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

We may not recognize revenue when anticipated, which may cause our operating results to vary widely.

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

Our ability to compete effectively depends upon third parties continuing to deliver, support and enhance current and new versions of software incorporated into our products.

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

Our products may suffer from defects or errors, resulting in additional expenses or lost sales.

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

We may be unable to adequately protect our proprietary rights or avoid infringement of third party proprietary rights, which could result in costly litigation.

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

Changes in accounting standards could affect our future operating results.

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

         The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Sales of Unregistered Securities During the Quarter

         During the quarter ended September 30, 1999, SalesLogix issued and sold
(i) 20,231 shares of its common stock registered on Form S-8 to employees pursuant to the exercise of stock options under its 1996 Equity Incentive Plan in exchange for an aggregate purchase price of $43,060, (ii) 1,000 unregistered shares of its common stock to former employees of Opis Corporation pursuant to the exercise of options assumed by SalesLogix in connection with its acquisition of Opis in exchange for an aggregate purchase price of $1,275, and (iii) 5,167 unregistered shares of its common stock to its business partners pursuant to the exercise of stock options under its 1998 Business Partner Stock Option Plan in exchange for an aggregate purchase price of $3,100. The options were granted in consideration of these individuals' services to SalesLogix or, in the case of former employees of Opis, in consideration of services rendered to Opis. In issuing the foregoing unregistered securities, SalesLogix relied on an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

         (d)      Use of Proceeds

         On May 27, 1999, SalesLogix's initial public offering registered on Form S-1, file number 333-75353, became effective. In July 1999, we used $1.3 million of the net proceeds from the offering to retire a bank term loan and revolving line of credit. During the three month period ending September 30, 1999, we used approximately $1.0 million of the net proceeds from the offering to purchase office and computer equipment.

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



                                     SALESLOGIX CORPORATION



Date:  November 12, 1999             By:   /s/ Gary R. Acord
                                           -------------------------------------
                                           Gary R. Acord
                                           Vice President, Chief Financial
                                           Officer, Secretary and Treasurer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                                  EXHIBIT INDEX

NUMBER             DESCRIPTION

      3.1 Fifth Restated Certificate of Incorporation of the registrant, incorporated by reference to Exhibit 3.4 to the registrant's Registration Statement on Form S-1 No. 333-75353), as amended.

      3.2 Second Restated Bylaws of the registrant, incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 (No. 333-75353), as amended.

     27.1          Financial Data Schedule


  -----------------------------------------------------