Form 10-K
period 1999-12-31
SALESLOGIX CORP
filed 2000-03-30
CIK 1027108

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

                              ---------------------

                                   (MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

       8800 N. GAINEY CENTER DRIVE, SUITE 200, SCOTTSDALE, ARIZONA 85258
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (480) 368-3700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
               ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION
                                12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on March 6, 2000 was approximately $390,000,000, based on the average of the high and low prices of the registrant's common stock reported on the NASDAQ National Market on such date. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 1999. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 6, 2000, there were 19,091,715 outstanding shares of Common Stock, par value $.001 per share, of SalesLogix Corporation.

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I...........................................................................................................   2
         ITEM 1.           Business..............................................................................   2
         ITEM 2.           Properties............................................................................  27
         ITEM 3.           Legal Proceedings.....................................................................  27
         ITEM 4.           Submission of Matters to a Vote of Security Holders...................................  27
PART II..........................................................................................................  28
         ITEM 5.           Market for Registrant's Common Stock and Related Stockholder Matters..................  28
         ITEM 6.           Selected Consolidated Financial Data..................................................  29
         ITEM 7.           Management's Discussion and Analysis of Financial Condition and Results of
                           Operations............................................................................  31
         ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk............................  41
         ITEM 8.           Financial Statements and Supplementary Data...........................................  42
         ITEM 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                           Disclosure............................................................................  42
PART III.........................................................................................................  43
         ITEM 10.          Directors and Executive Officers of the Registrant....................................  43
         ITEM 11.          Executive Compensation................................................................  43
         ITEM 12.          Security Ownership of Certain Beneficial Owners and Management........................  43
         ITEM 13.          Certain Relationships and Related Transactions........................................  43
PART IV..........................................................................................................  44
         ITEM 14.          Exhibits, Financial Statements and Schedules and Reports on Form 8-K..................  44

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of Stockholders to be held in 2000 or an amendment to this annual report, which definitive proxy statement or amendment shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                     PART I

ITEM 1.  BUSINESS

Our disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our expansion plans, objectives, expectations, intentions, target markets, and our new e-business strategy and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Important Factors That May Affect Our Business, Our Financial Condition, Our Results of Operations and Our Stock Price" and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission.

OVERVIEW

         SalesLogix Corporation is a leading provider of applications and services that streamline selling processes for individuals and enable collaborative selling networks for companies, customers and partners. These solutions manage interactions between sellers and customers, such as inquiries coming in over the web, online orders, outbound calls, support, e-mails, letters, and customer meetings. By integrating personal computer (PC) and wireless device-based applications with Internet services, without forcing redundant data entry in Internet portals or eliminating the ability to work offline, interactive selling communities that are familiar and easy to use are created. These interactive selling networks dynamically share information between community members; connect their e-business sales and customer management applications with valuable Internet content and services; and automatically manage selling transactions.

         Our interactive selling applications and services enhance the speed, quality and effectiveness of selling and customer management for individuals and businesses by providing:

         - Personalized and easy to use sales automation, marketing, support and storefront management software and services

         - Relevant content, commerce and community services through online, offline and wireless web connections

         - Integrated software and services that are fast to deploy and deliver an extremely quick return on investment

         We sell our solutions primarily through our network of more than 350 resellers, whom we refer to as our business partners. Our value added reseller
(VAR) business partners provide local support and implementation services required to install, configure and customize our products and services. We have designed our solutions to be easy to use and rapid to implement, and to deliver a low total cost of ownership even when scaled to large organizations. Our e-business applications have been built with the standard features necessary to quickly derive benefits, as well as the flexibility to create a solution tailored to the specific and evolving requirements of our customers. Our solutions are licensed to approximately 2,100 customers in a variety of industries, including high technology, financial services, manufacturing, and other industries.

INDUSTRY BACKGROUND

         In today's highly competitive global marketplace, it is increasingly critical for companies to prioritize their businesses around the attraction, conversion and retention of customers. As a result, many companies are redirecting their technology investments toward systems that will maximize their long-term revenue streams by increasing sales efficiency and customer loyalty. Within industries that are characterized by complex products, services, or channel relationships, competitive advantage often results from a company's ability to provide products, services and content that are specific to the preferences of individual customers, particularly when they are making a buying decision. Companies are also realizing that existing and potential customers often access their organization through multiple business channels, including e-commerce channels, traditional direct sales forces, and indirect channel partners. We believe it is therefore important that companies not only equip these channels with systems that provide competitive differentiation when a customer's buying decision is being made, but that they provide the customer with consistent, valuable service across all channels.

         In response to this shift toward sales and customer-oriented systems, many companies originally invested heavily in traditional customer relationship management, or CRM, software, which was designed to automate administrative support for large enterprise sales forces and to more effectively manage customer contact databases. These solutions, which traditionally have included centralized data management functionality for direct sales force automation, call center service and support, and marketing automation, have helped to eliminate cost inefficiencies within a company's sales and marketing organization by streamlining and consolidating customer information and other internal administrative tasks. However, because these applications are typically client/server-based and limit their focus to the management reporting aspects of a company's sales and marketing efforts, they generally have not directly enhanced the selling effort or customer buying experience. Traditional CRM solutions are further prevented from providing value directly to customers because they were typically designed before the widespread commercial use of the Internet, and were not intended for large scale, e-commerce transactions. Many companies that implemented traditional CRM systems therefore have found themselves with systems that do not interactively engage with either the customer or their many selling channels in ways that enhance individual buying decisions or add value to those relationships.

         The market for these software applications is large and growing rapidly. AMR Research estimates that the size of this market will increase from approximately $762 million in license revenues in 1997 to more than $7.5 billion in 2002. AMR also estimates that sales force automation is the fastest growing segment of this market with an annual growth rate of 64%.

         A number of applications designed to address the front office automation market have been introduced over the past decade, the majority of which were targeted at Fortune 1000 companies. While many of these software applications have achieved some degree of market acceptance, we believe significant limitations remain. These software applications are typically very expensive and difficult to deploy and support. They generally entail substantial investments, often millions of dollars, to cover new software, hardware and implementation services. Also, many salespeople resist using these applications because they are complex and cannot be easily adapted or customized to personal selling processes or methodologies. The often extensive customization and integration work required results in long implementation cycles that can range from six to 18 months or more and makes these software applications poorly suited to address rapidly changing business environments.

         As a result, many businesses have failed to implement first or second generation versions of front office software applications successfully. The Gartner Group has estimated that over 50% of front office automation projects fail to produce measurable returns on investment. Accordingly, many businesses have not implemented these software applications, particularly those in mid-sized companies and divisions of larger companies with annual revenues between $10 million and $1 billion. The Gartner Group estimates that less than 4% of businesses or divisions of large organizations with $25 million to $500 million in annual revenues have adopted front office software applications.

         The rapid evolution and acceptance of the Internet as a means for communicating, sharing information, and transacting directly with customers worldwide has dramatically changed the focus of sales and customer relationship management. The Internet offers new opportunities for increased interactivity and self-service, enabling companies to create new approaches for initiating, developing and managing both sales processes and customer relationships over time. The Internet enables the creation of powerful new revenue channels, while simultaneously improving the effectiveness with which existing distribution channels market, sell and support product and service offerings. Forrester Research, Inc. estimates that the total value of U.S. business trade on the Internet will grow to approximately $1.3 trillion in 2003. International Data Corporation, or IDC, estimates that the market for our applications will grow 280% to $1.7 billion in 1999 and projects the market to top $13 billion by 2003.

         A variety of niche e-business software applications have been introduced which target a specific aspect of the sales or customer management process. However, these point solutions have not provided the advanced, comprehensive selling functionality necessary to offer targeted products, services and content based upon a customer's unique profile or requirements, which we believe is a critical success factor for individuals or companies using e-commerce to sell their products and services. In addition, these Internet applications typically do not interact with a company's traditional sales and distribution channels or the CRM infrastructures that many companies have deployed. Because these applications were designed to support only Internet-based interactions, they typically are unable to collect information about customers when they access a company's traditional sales channels, leaving a company with an incomplete view of an individual customer's behavior, requirements and preferences. We believe this inability to enable a common view of individual customers across multiple selling channels limits a company's ability to develop strategies for improving its product offerings, services, and selling processes in ways that would encourage repeat business from those customers.

         We believe companies that sell through multiple channels require a new generation of e-business sales and marketing applications to offer targeted products, services, and content to individual customers. To encourage conversion of potential customers into customers and generate repeat business from existing customers, we believe these companies must provide personalized solutions in a highly scalable and reliable fashion. We believe these capabilities must support the rapid deployment of an effective e-commerce channel for selling products and services, and must also automate complex selling activities within traditional direct and indirect selling channels. We believe this next-generation software must also capitalize on the highly interactive nature of the Internet to collect real-time customer information from individual selling interactions across all sales channels. This common view of customer activity must be shared across a company's enterprise as a basis for developing improved product offerings, services, and selling processes that encourage long-term customer loyalty.

         We believe that individuals and organizations of all sizes require interactive selling networks and software that automate prospect and customer interactions through field sales, internal telesales, marketing and support organizations as well as third party resellers, supply chain participants and other partners. We believe these solutions must be:

         -        designed to leverage the Internet and wireless technologies;

         - able to support new models of collaborative selling and e-commerce;

         -        easy for the entire sales community to use;

         - seamlessly integrated with relevant business to business sales and customer services;

         - easily extended and customized to meet specific community needs; and

         -        deployed rapidly and at a low cost.

         We believe that existing solutions for interactive selling have failed to address these requirements.

THE SALESLOGIX SOLUTION

         Our solutions streamline selling processes for individuals and enable collaborative selling networks for companies, customers and partners. Our products provide small businesses, individuals and large franchise businesses with sales tools for contact and relationship management; as well as integrate the key elements of sales, marketing, support, e-commerce and customer management functions for larger businesses. We support multiple selling channels and methods, including direct sales, telesales, third party sales, e-commerce and collaborative team selling. Finally, our patented guided selling technology allows customers to define and automate complex selling processes and to deploy customized interactive sales solutions.

[GRAPHIC-SalesLogix's Sales Community Flow Chart]

Source:  Aberdeen Group, March 2000

         The SalesLogix solutions are built on the ACT! and SalesLogix applications and the unique integration of services that Interact.com will provide when launched. The combination will offer relevant e-business services natively integrated with applications used for contact, support, account, and opportunity management. These combinations will enable interactive selling network solutions for individuals, organizations, and vertical communities.

             Interact Commerce Solution
                 APPLICATION SERVICE                       APPLICATION/SERVICE DESCRIPTION
             --------------------------                    -------------------------------
ACT!                                                   Contact and calendar management for individuals small
                                                       businesses, and community members.

SalesLogix                                             eCRM solution that
                                                       provides sales,
                                                       marketing, support and
                                                       configuration management
                                                       for organizations.

Interact                                               Interactive application
                                                       service will provide
                                                       content, commerce and
                                                       community services for
                                                       individual sales
                                                       professionals,
                                                       organizations and
                                                       business-to-business
                                                       communities.

These solutions can be implemented independently, or combined to form a global interactive selling network. We believe our solutions deliver the following unique benefits:

         - EASY FOR THE ENTIRE SALES COMMUNITY TO USE. We designed our solutions to be intuitive, using simple navigational commands to present key selling and customer information in a single view. In addition, the flexibility of our software and services enable organizations and salespeople to customize features to support their individual methods of selling. We believe this not only adds value to the selling process, but also increases the rate of adoption among salespeople.

         - DEPLOY RAPIDLY AT A LOW COST. Our applications and services are designed to ensure that the software is implemented and deployed quickly to deliver a rapid return on investment. We combine significant out-of-the-box functionality and industry standard technologies and platforms to deliver a low total cost of ownership.

         - LEVERAGE THE INTERNET AND WIRELESS TECHNOLOGIES. SalesLogix solutions are intended to be available anytime, anywhere. Our interactive selling network is built on Internet technologies to provide customer self-service, online lead capture, electronic storefronts and catalogs, online ordering and collaborative extranets for partner relationship management.

         - SUPPORT NEW E-BUSINESS SELLING MODELS. Our flexible architectures and customization tools will enable customers to easily adapt our Interact.com network as well as our ACT! and SalesLogix applications to reflect their unique selling processes and business rules.

BUSINESS STRATEGY

         Our objective is to be the leading provider of applications and services that streamline selling processes for individuals and enable collaborative selling and support networks for businesses. The following are elements of our strategy:

         - GROW THE INDUSTRY-LEADING ACT! USER BASE. We intend to increase the new buyers of ACT! in retail through increased marketing investment, product enhancements and added value via the integration of Interact.com. We will introduce the new and existing ACT! users to Interact.com's network of services to provide the only individual and small office/home office ("SOHO") contact manager that is customized in both function and price point to the needs of online community members. We also intend to expand beyond retail by targeting large corporate franchise sales through a direct sales force.

         - ENHANCE SALESLOGIX' POSITION AS AN ECRM LEADER FOR THE FASTEST GROWING MARKET SEGMENT. We will continue to target businesses, including divisions of larger companies, with annual revenues between $10 million and $1 billion. We believe that there are approximately 225,000 organizations in North America that comprise this market and that our products and business model are uniquely suited to address this market. We intend to continue focusing on developing software that targets the needs of mid-market businesses and on selling through channels that can best reach and support this market segment.

         - CREATE THE LARGEST ONLINE SALES COMMUNITY. We will target the 42 million salesperson opportunity and seek to provide the first application-integrated delivery of services that supports users while connected or offline. Our initial focus will be to add value to the estimated 3 million ACT! user base to create a large and compelling community for salespeople to join.

         - CULTIVATE THE LARGEST ECRM AND SELLING PARTNERSHIP NETWORK. To broaden the distribution of our products and services, we plan to grow our already industry-leading business partner channel to include many more VARs, e-business-focused implementation leaders, as well as ERP and accounting software OEMs. We intend to leverage our relationships with e-business infrastructure leaders like Vignette, DoubleClick, Exodus; leading service providers such as DigitalWorks, Covia, and WebEx; and wireless web technology leaders such as Palm and others to provide the most compelling network of services available.

         - ACCELERATE INTERNATIONAL EXPANSION. We intend to develop business partners in over 50 countries and increase distribution outside English-speaking nations through localization of ACT! and SalesLogix into more languages.

PRODUCTS

         Our solution for enabling interactive selling networks will consist of three major products--Interact, SalesLogix and ACT! These products integrate the key elements of sales, marketing, support, e-commerce and customer management functions, support multiple selling channels, and enable collaborative team selling. They can be used independently or as an integrated suite. We presently offer SalesLogix and ACT! through both direct and indirect distribution channels. We plan to launch Interact.com by the third quarter of 2000.

         The following tables describe the major capabilities, uses and technologies in each of our current products.

ACT! - CONTACT MANAGEMENT
                           USES                                       USES                               TECHNOLOGY
                           ----                                       ----                               ----------
FOR INDIVIDUALS            -        Contact Management                Provides an integrated and         Web
                           -        Calendar Management               comprehensive system to automate   PC-based
                           -        Activity Management               the selling process.               - Disconnected
                           -        List Management                   Enables remote sales               - Personal Digital
                           -        Letters                           representatives and sales agents       Assistants
                           -        Fulfillment                       to manage calls, schedules, and
                                                                      account activities in a
                                                                      coordinated fashion with the
                                                                      entire organization.

SMALL BUSINESS             -        Contact Management                Provides an integrated and         Web
                           -        Calendar Management               comprehensive system to automate   PC-based
                           -        Activity Management               the selling process.               - Disconnected
                           -        List Management                   Enables remote sales               - Personal Digital
                           -        Letters                           representatives and sales agents       Assistants
                           -        Fulfillment                       to manage calls, schedules, and
                                                                      account activities in a
                                                                      coordinated fashion with the
                                                                      entire organization.

SALESLOGIX - ECRM APPLICATION

                           CAPABILITIES                               USES                               TECHNOLOGY
                           ------------                               ----                               ----------
SALES                      -        Contact Management                Provides an integrated and         Web
                           -        Account Management                comprehensive system to automate   Client/Server
                           -        Opportunity Management            the selling process.               - Network
                           -        Sales Processes (Methodologies)   Enables remote sales               - Disconnected
                           -        Forecasting                       representatives and sales agents   - Personal
                           -        Integrated Telephony              to manage calls, schedules, and        Digital
                           -        Remote Synchronization            account activities in a                Assistants
                                                                      coordinated fashion with the
                                                                      entire organization.

MARKETING                  -        Lead Capture                      Captures, qualifies and Web
                           -        Lead Management                   distributes prospect information   Client/Server
                           -        Marketing Automation              via the Web.
                           -        Campaign Management               Automatically populates the
                           -        Literature Fulfillment            database, distributes sales
                                                                      leads to the appropriate users
                                                                      and automatically responds to
                                                                      the prospect according to
                                                                      business rules.
                                                                      Forwards leads to the
                                                                      appropriate salesperson, and
                                                                      analyzes lead flow.
                                                                      Centralized fulfillment
                                                                      according to lead management
                                                                      policy. Automated process.

SUPPORT                    -        Call Tracking                     Support Center Management -        Web
                           -        Problem Tracking                  Provides categorization,           Client/Server
                           -        Customer Management               statistics, and reporting for
                           -        Contract Management               training, resource planning,
                           -        Defect Tracking                   cost analysis and overall
                           -        Quality Assurance                 support department management.
                           -        Telephony Integration             Customer Self-Services - Insures
                                                                      that customers receive the
                                                                      support to which they are
                                                                      entitled and tracks work
                                                                      performed against contract
                                                                      provisions for billing.

CONFIGURATION              -        Order Management                  Provides sales with automated      Web
                           -        Configuration Management          tools to address dynamic           Client/Server
                           -        Guided Selling                    customer requirements.
                           -        Marketing Encyclopedia            Enables customers to make a more
                           -        Proposals                         informed buying decision.
                           -        Pricing                           Enhances the sales process
                                                                      through needs assessment by
                                                                      supporting product configuration
                                                                      and managing pricing rules.
                                                                      Improves pricing accuracy.

         The following table describes the major capabilities, uses, and technologies planned for Interact.com. We anticipate some of these capabilities will be available when Interact.com is launched, while others will not be available until future revisions.

INTERACT - INTERACTIVE APPLICATION SERVICES

                           CAPABILITIES                               USES                                  TECHNOLOGY
                           ------------                               ----                                  ----------
FOR INDIVIDUALS:           -        Sales Content and Training        Integrates content and                Web
-  INTERACT.COM            -        Business Center                   e-business services in-context
-  MYINTERACT.COM          -        Public and Private Websites       with applications.
                           -        E-marketing
                           -        Lead Management                   An online community for sales
                           -        Travel                            professionals to enhance
                           -        Customer Fulfillment              personal and customer
                           -        Community Services                interaction productivity.

                                                                      Automatically populates the
                                                                      database, distributes sales
                                                                      leads to the appropriate users
                                                                      and automatically responds to the
                                                                      prospect according to  business
                                                                      rules.

                                                                      Forward leads to the appropriate
                                                                      salesperson, and analyze lead flow.

                                                                      Centralized fulfillment according
                                                                      to lead management policy.
                                                                      Automated  process.


FOR ORGANIZATIONS AND      -        Customized Content                Provides employees with dynamic            Web
COMMUNITY HUBS:            -        Customer Self-service             web services to address sales
-  ECOMPANYSITE            -        E-commerce Transactions           and customer management
-  ECUSTOMERSITE           -        Collaborative Partner Extranets   requirements.
-  ECOMMUNITYSITE          -        Integrated CRM network
                                                                      Enables customers to make a more
                                                                      informed buying decision online.

                                                                      Enhances the collaborative sales
                                                                      process through partners networks.

                                                                      Deploys custom and private
                                                                      community solutions.

COMPETITION

         The market for interactive selling solutions is intensely competitive, fragmented and subject to rapid technological change. Because we offer both e-business applications and services, we consider a number of companies in different market categories to be our competitors. Companies focused on providing interactive selling solutions can be broadly segmented into four groups:

- Traditional CRM and Sales Automation Vendors - such as Onyx, Pivotal and Siebel Systems for large enterprise organizations; Great Plains for mid-sized organizations; and Goldmine for smaller organizations. These companies generally seek to provide automated solutions for traditional sales channels through client/server solutions.

- E-commerce application vendors - such as Broadvision, Calico Commerce, Firepond, Kana, and Selectica. These companies target large enterprise organizations and seek to provide advanced selling applications for e-commerce that focus on specific aspects of customer relationships or buying process.

- Internet-based Sales or Small Business Community Portals - such as Agillion and Sales.com. These companies seek to provide web-based applications and services for individuals and small businesses through online subscription services.

- Hosted Web-based Sales Automation Applications - such as Salesforce.com and Upshot.com. These companies provide hosted Web-based applications for sales forces of small to mid-sized companies.

         We believe that the principal competitive factors in our market include, or are likely to include, product performance and features, price, ease-of-use, quality of support and service, time to implement, ease of customization, sales and distribution capabilities, strength of brand name and overall cost of ownership. We believe that we compete effectively with our competitors with respect to these factors. However, many of our competitors have longer operating histories, significantly greater resources and greater name recognition. They also may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. We cannot assure you that our competitors will not offer or develop products that are superior to our products or that achieve greater market acceptance.

         We expect that competition will increase as other established and emerging companies enter our market, as new products and technologies are introduced and as new competitors enter the market. Increased competition may result in price reductions, lower gross margins and loss of our market share, any of which could materially adversely affect our business, financial condition and operating results. Although we believe we have advantages over our competitors in terms of the comprehensiveness of our solution, there can be no assurance that we can maintain our competitive position against current and potential competitors.

SALES

         We market and sell our software products through different channels based upon the brand.

SALESLOGIX

         We market and sell SalesLogix primarily through our indirect business partner channel and through our direct sales force depending upon the size of the customer and the market.

         INDIRECT CHANNELS

         We sell and implement our products primarily through our business partner channel consisting of value added resellers, as well as systems integrators and independent software vendors. Our business partners are independent organizations that sell and market our products and perform implementation, integration and customization services. We actively recruit business partners through channel development groups within SalesLogix. More importantly, we assist our business partners through comprehensive training and support and cooperative marketing programs. All business partners are required to undergo training and certification procedures before being authorized to sell and implement our products and must maintain minimum standards and sales volumes to retain this authorization. As of December 31, 1999, we had more than 310 certified business partners, 78 of which are located internationally. Our business partners are generally local or regional businesses with little national name recognition, who deliver industry-specific expertise. We plan to expand our international presence through recruiting of additional business partners.

         We typically enter into software business partner agreements with our business partners, under which they purchase our products and sell our licenses to designated end-users. No ownership rights are granted to our business partners on any intellectual property relating to our products. Original SalesLogix licenses are included in our product materials, which are provided directly to end-users by our business partners. The business partners are solely responsible for determining retail prices. However, our revenue from the sale of our product to a business partner is based on a percentage of our list price and is independent of the business partner's ability to collect payment from an end-user. In addition, we generally provide the ongoing technical support and maintenance for our products and our business partners are paid a commission if they sell the support contract to the end-user. We have not granted exclusive sales territories to our business partners, but may do so in the future if a proposed distribution transaction merits such an arrangement.

         We believe that our business partners have a significant influence over product choices by customers and that our relationship with our business partners is an essential element in our marketing, sales and implementation efforts. Through our business partner network, we are able to provide customers with trained and knowledgeable solution professionals who are available to implement our systems locally. Many of our business partners customize our systems to fit individual business needs and develop industry-specific applications that integrate with and extend the features of our products.

         DIRECT SALES

         We have established a targeted direct sales force to complement our indirect sales channel and pursue larger opportunities, typically companies with over $250 million in revenue, as well as key strategic accounts in selected vertical markets. In many instances, the accounts are large multi-national organizations that are seeking to deploy the software into multiple locations. As part of this effort, members of this team are targeted at specific current customers that are seen as major accounts to insure a high level of customer satisfaction and generate additional revenues. As of December 31, 1999, we employed nine direct salespeople.

         Our direct sales cycles average 4 to 6 months from initial contact to close. The average size of an order through the direct selling channel tends to be significantly higher than through our business partner channel.

         A license agreement is signed directly with the customer. Pricing is based upon our list price, in many cases, less a discount based upon seat volumes. Delivery of the software tends to be either through our professional services organization or large system integrators that also develop customizations, train end users and integrate to legacy systems.

ACT!

         ACT! software is primarily sold through a two tier distribution model.

         The immediate channel is made up of large distributors such as Ingram Micro, Merisel, and Tech Data. These organization purchase directly from SalesLogix and re-sell inventory to the next tier of this channel. We are currently negotiating contracts with these companies to continue distributing ACT!

         The next tier consists of large resellers such as CDW or ASAP; large retailers such as CompUSA; Office Depot and Staples; and ACT! Certified Consultants (ACC's). Sales methods for these organizations include retail outlets, mail order, and direct to customer. New release upgrades are delivered through CompUSA. Also, the ACC's will bundle services, such as report writing, with the software to meet some corporate customer's requirements.

         We typically enter into software distribution agreements with the distributors, under which they purchase our products and sell to the next tier of the channel. Price is determined to distributors based upon a margin off of our manufacturer's suggested retail price. No ownership rights are granted to the distributors on any intellectual property relating to our products. Original shrink-wrap licenses are packaged, along with manuals and the software in a box, which is delivered through the channel. Our revenue from the sale of our product to distribution is based on sell through distribution. In addition, we generally provide the ongoing technical support for ACT!

         We also have an inside sales group consisting of four people at December 31, 1999 who focus on selling large license quantities to corporate users, which are fulfilled through the distribution channels described above.

MARKETING

         Our marketing programs include a variety of advertising, telemarketing, events, public relations and teleseminar campaigns that are designed to reach target prospects in the mid-market and cultivate relationships with industry leaders. These programs are targeted at key executives within these mid-market companies such as the vice president of sales, vice president of marketing, chief information officer and chief executive officer. As of December 31, 1999, we employed 33 people in marketing, organized generally around the areas of product management, marketing communications and channel marketing.

         Our marketing programs are designed to:

         - Increase brand awareness for our products -- We have implemented a variety of brand awareness programs, including magazine advertising, direct mail, public relations and trade show displays. These programs have generated significant awareness for our products and a leading position in brand recognition surveys.

         - Generate leads for our channels -- Through targeted profiling techniques and direct telemarketing calls from our database, we attempt to reach a significant percentage of our target audience on a quarterly basis. Through a variety of automated web and phone-based call scripts in our contact center, we are able to rapidly qualify and assign leads across our channels.

         - Ensure efficient and effective partner-based sales cycles -- To take advantage of the ease-of-use of our product and to improve selling productivity, we have deployed a web infrastructure that enables dynamic teleseminars, user-driven product demonstrations and an information repository to automatically guide prospects and our business partners through key decision points in the selling cycle.

         Each of these programs can be run on both our web-based marketing infrastructure and our own implementations of SalesLogix products to streamline key prospect and customer interactions and automate selling cycle activities.

RESEARCH AND DEVELOPMENT

         As of December 31, 1999, SalesLogix employed 89 people in research and development. This team is responsible for the design, development and release of SalesLogix products. Research and development is organized into three groups: development, quality assurance and documentation. Members from each of these groups, along with a product manager from our marketing department, form separate product teams that work closely with sales, marketing, business partners, customers and prospects to better understand market needs and requirements. When required, we use third-party development firms to expand the capacity and technical expertise of our internal research and development team. Additionally, we occasionally license third-party technology that is incorporated into our products. We believe this approach significantly shortens our time to market and we expect to continue to utilize third-party resources in the foreseeable future.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         Our success depends in part on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret, patent and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with our business partners, consultants, vendors and customers, although we have not signed such agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into and we may not become aware of, or have adequate remedies in the event of, such breach. We employ shrink-wrap licenses designed to restrict the unauthorized use of our products, but such licenses may be difficult to enforce.

         We pursue the registration of some of our trademarks and service marks in the United States and in certain other countries, but we have not secured registration of all our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States and effective copyright, trademark and trade secret protection may not be available in other jurisdictions. We license proprietary rights to third parties. Such licensees may not abide by compliance and quality control guidelines with respect to such proprietary rights and may take actions that would materially adversely affect our business, financial condition and operating results.

         The information technology market is characterized by frequent and substantial intellectual property litigation, which is often complex and expensive and involves a significant diversion of resources and uncertainty of outcome. We may need to litigate to enforce and protect our intellectual property or to defend against a claim of infringement or invalidity. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of third-party proprietary rights by us and our licensees. In addition, we expect that software developers will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. Furthermore, former employers of our present and future employees may assert claims that our employees have improperly disclosed confidential or proprietary information to us. If we discover that any elements of our products violate third-party proprietary rights, we may be unable to obtain licenses on commercially reasonable terms, if at all and to avoid or settle litigation without substantial expense and damage awards. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to pay damages or enter into royalty or license agreements on terms that are not advantageous to us. Any of these results could materially adversely affect our business, financial condition and operating results.

         We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our products, to perform key functions. Although we are generally indemnified against claims that such third-party technology infringes the proprietary rights of others, such indemnification is not always available for all types of intellectual property rights and in some cases the scope of such indemnification is limited. Even if we receive broad indemnification, third-party indemnitors are not always well capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial exposure to us. Infringement or invalidity claims arising from the incorporation of third-party technology and claims for indemnification from our customers resulting from such claims, may be asserted or prosecuted against us. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays and could materially adversely affect our business, financial condition and operating results.

EMPLOYEES

         As of December 31, 1999, we had a total of 327 employees, excluding independent contractors and other temporary employees, including 89 people in research and development, 97 people in sales and marketing, 100 people in professional services, customer support and training and 41 people in general and administrative services. Our future performance depends in significant part on the continued service of our key technical, sales, marketing and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and operating results. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales, marketing and managerial personnel. Competition for such personnel is intense. We cannot provide any assurance that we can retain our key technical, sales, marketing and managerial personnel in the future. None of our employees is represented by a labor union and we consider our employee relations to be good.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR FINANCIAL CONDITION, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR STRATEGY AND FORECAST OPERATING RESULTS.

         We commenced operations in January 1996 and released our first commercial version of SalesLogix in April 1997. We announced our new e-business strategy on December 6, 1999, but we have not yet released our Interact.com product to date. We acquired the ACT! product line on December 31, 1999. Accordingly, we have a limited operating history, which makes it difficult to evaluate our business strategy and forecast our future operating results. The new, competitive, fragmented and rapidly changing nature of our market increases these risks and uncertainties. We cannot assure you that our business strategy will be successful or that we will be able to accurately forecast our future operating results.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES.

         We incurred net losses in each quarter from inception through December 31, 1999. As of December 31, 1999, we had an accumulated deficit of approximately $24.9 million. We have not achieved profitability and expect to continue to incur net losses for the foreseeable future. We expect to continue to devote substantial resources to our product development, sales, marketing and customer support activities. As a result, we will need to generate significant quarterly revenues to achieve and maintain profitability. Although our revenues have increased over recent quarters, we cannot assure you that we will realize sufficient revenues to achieve and sustain profitability in any future period.

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

         Our operating results are difficult to predict and are likely to fluctuate significantly on a quarterly and an annual basis due to a number of factors, many of which are outside of our control. It is particularly difficult to predict the timing or amount of our license revenues because our products are typically shipped shortly after orders are received and therefore the amount of unfilled orders for our products is small. Furthermore, because of customer buying patterns that we do not expect to change, we recognize a substantial portion of our license revenues in the last month and often in the last weeks or days of a quarter. Other factors that may contribute to the difficulty of predicting our operating results include, but are not limited to, the following:

         - the uncertainty of customer acceptance of our new e-business products and strategy;

         -        the challenges of integrating the ACT! business;

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

         We plan to increase our operating expenses to implement our new e-business strategy, to integrate the ACT! business, and to expand our product development, sales, marketing and customer support activities. We base our decisions regarding our operating expenses on anticipated revenue trends and many of our expenses are relatively fixed in the short term. We may not be able to reduce our expenses if our revenues are lower than anticipated, which could cause our operating results to be below the expectations of public market analysts or investors, causing the price of our common stock to fall.

WE FACE RISKS RELATED TO THE ACT! ACQUISITION.

         The process of integrating the ACT! business with our business is subject to risks commonly encountered in integrating acquisitions, including, among others, risk of loss of key personnel; difficulties associated with assimilating technologies, products, personnel and operations; potential disruption of our ongoing business; the ability of our sales force, business partners, consultants and development staff to adapt to the new product line; our lack of previous experience in operating a "shrink wrap", retail-distribution business; and unanticipated costs associated with the acquisition. We may not successfully overcome these risks or any other problems encountered in connection with the acquisition of ACT!

WE RELY ON A FEW KEY DISTRIBUTORS FOR THE ACT! PRODUCT.

         The majority of sales of the ACT! product historically have been to a small number of distributors, including Ingram Micro, Inc., Tech Data Corp., and Merisel Inc. We are currently negotiating agreements with each of these distributors. The loss of any of the key ACT! distribution relationships could have a material adverse impact on ACT! sales.

WE FACE RISKS RELATED TO FINANCING THE ACT! ACQUISITION AND OUR E-BUSINESS STRATEGY.

         We expect that implementation of our e-business strategy will require substantial amounts of capital, and we expect to experience operating losses at least through calendar year 2000. As of December 31, 1999, we had cash and cash equivalents of $60.8 million and our working capital was $49.9 million. We anticipate that these available funds, combined with our operating results, will be sufficient to finance our operating activities and capital expenditures after adoption of our new e-business strategy and acquisition of ACT!, including payments to Symantec, direct transactional costs, and transition costs through December 31, 2000. Our e-business strategy depends in part upon maintaining the existing ACT! business and transitioning the ACT! user base to our new subscription products. If we are not successful in maintaining revenues from the ACT! products and customer base, or in transitioning the ACT! user base to our Web-based services, our financing needs may accelerate. Accordingly, we may require additional financing through a private placement of debt and/or equity securities and/or a secondary public offering of our common stock as early as in the second quarter of 2000, market and other conditions permitting. Although we believe that such financing alternatives will be available, there is no assurance that available financing will be available on reasonable business terms or terms acceptable to us, or that market conditions will permit any secondary public offering on terms acceptable to us. In addition, issuing additional equity securities will dilute current stockholders' percentage ownership, and incurring substantial debt may impose restrictions that could disrupt our ongoing business and increase our expenses. If we are unable to obtain sufficient financing on terms acceptable to us, our business, financial condition and operating results would be materially adversely affected.

WE FACE RISKS RELATED TO IMPLEMENTATION OF OUR NEW E-BUSINESS STRATEGY.

         Our new e-business strategy is generally based on a business model that relies on third parties to provide certain services to be included in our product offering and on subscription, e-commerce and advertising for revenues. We currently plan to launch our interactive application product, Interact.com, by the third quarter of 2000. We have limited experience with Web-based products, and there can be no assurance that Interact.com will be launched on time or at all. This e-business model is unproven and there can be no assurance that customer relationship management users will accept Interact.com on the terms offered by the Company, or utilize its features. In addition, current and potential competitors, including Siebel Systems (Sales.com), Salesforce.com and Agillion, some of which have substantially more resources than we do, have established or may establish customer relationship management e-business strategies to increase the ability of their products or services to address the needs of our existing and prospective customers. If we are not able to successfully address these risks, we will not be able to grow our business, compete effectively or achieve profitability. These factors could cause our stock price to fall significantly.

IF WE FAIL TO GENERATE SUFFICIENT SUBSCRIPTION, E-COMMERCE AND ADVERTISING REVENUES, WE MAY NOT BE ABLE TO SUPPORT OUR E-BUSINESS OPERATIONS.

         We intend to generate revenues from a variety of different arrangements including offering use of our Internet-based services on a monthly subscription basis, e-commerce transactions for goods and services in addition to services offered under subscription arrangements, and sales of targeted and untargeted banner advertising, sponsorships, performance-based arrangements and referrals to third party Web-sites. We have limited experience marketing and pricing these types of arrangements, and have limited actual experience with respect to the performance of such arrangements. As such, we do not know if we are appropriately pricing, marketing or structuring these arrangements, whether users of our e-business services will accept a subscription model or make e-commerce purchases, or whether we will perform under these arrangements to the satisfaction of the other parties. Our failure to appropriately price, market or structure these arrangements could impact our ability to generate revenue, to enter into and perform under these arrangements, or to renew these arrangements on similar or acceptable terms. In light of these factors, we cannot assure you that we will be able to generate sufficient subscription, e-commerce or advertising revenues to support our e-business operations.

OUR BRAND AND BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO PROTECT OUR DOMAIN NAMES OR ACQUIRE OTHER RELEVANT DOMAIN NAMES.

         We currently have acquired the rights to the Web domain name relating to our brand, Interact.com, as well as other related Web domain names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. As a result, we may be unable to acquire or maintain relevant domain names in the countries in which we conduct, or plan to conduct, business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, dilute or otherwise decrease the value of our trademarks and other proprietary rights.

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

OUR OPERATING RESULTS PRIMARILY RELY ON MARKET ACCEPTANCE OF OUR SALESLOGIX PRODUCT.

         Our future financial performance will depend substantially on our ability to develop and maintain market acceptance of SalesLogix and new and enhanced versions of SalesLogix and other new products. License revenues from our SalesLogix product accounted for approximately 94% of our total license revenues in both 1998 and 1999. We expect product license revenues from SalesLogix to continue to account for a significant portion of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing or demand for SalesLogix, such as competition, technological change or evolution in customer preferences, could materially adversely affect our business, financial condition and operating results. Many of these factors are beyond our control and difficult to predict.

OUR OPERATING RESULTS PRIMARILY DEPEND UPON THE SALE AND IMPLEMENTATION OF OUR PRODUCTS BY OUR BUSINESS PARTNERS.

         Our success will continue to depend significantly on our ability to develop and cultivate relationships with our resellers, whom we refer to as our business partners, as well as on the success of their sales efforts. Our sales and distribution strategy focuses primarily on developing and expanding indirect distribution channels through our network of business partners and, to a lesser extent, expanding our direct sales organization. Sales to or initiated by our business partners accounted for 86% and 76% of license revenues in 1998 and 1999, respectively. The relatively small size of our business partners may restrict their ability to timely install and implement our products during periods when they are especially busy, which may create a service backlog that adversely affects our revenues during these periods. We are currently investing, and intend to continue to invest significantly, to support and expand our indirect distribution channel. We cannot assure you that we will be able to retain our existing business partners or add new business partners to market, sell, implement and support our products effectively. Our failure to do so could materially adversely affect our business.

OUR RELIANCE ON INDIRECT SALES CHANNELS MAKES IT MORE DIFFICULT TO MAINTAIN QUALITY CONTROL AND FORECAST SALES.

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

         - manage collection of receivables from business partners on a timely basis; or

         -        manage inventory levels in ACT!'s retail distribution channel.

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

WE FACE INTENSE COMPETITION THAT COULD ADVERSELY AFFECT OUR BUSINESS.

         The market for interactive selling solutions for business to business communities is intensely competitive, fragmented and subject to rapid technological change. Because we offer both e-business applications and services, we consider a number of companies in different market categories to be our competitors. Companies focused on providing interactive selling solutions can be broadly segmented into three groups:

- Traditional CRM and Sales Automation Vendors - such as Onyx, Pivotal and Siebel Systems for large enterprise organizations; Great Plains for mid-sized organizations; and Goldmine for smaller organizations. These companies generally seek to provide automated solutions for traditional sales channels through client/server solutions.

- E-commerce application vendors - such as Broadvision, Calico Commerce, Firepond, Kana, and Selectica. These companies target large enterprise organizations and seek to provide advanced selling applications for e-commerce that focus on specific aspects of customer relationships or buying process.

- Internet-based Sales or Small Business Community Portals - such as Agillion and Sales.com. These companies seek to provide web-based applications and services for individuals and small businesses through online subscription services.

- Hosted Web-based Sales Automation Applications - such as Salesforce.com and Upshot.com. These companies provide hosted Web-based applications for sales forces of small to mid-sized companies.

         We believe that the principal competitive factors in our market include, or are likely to include, product performance and features, price, ease-of-use, quality of support and service, time to implement, ease of customization, sales and distribution capabilities, strength of brand name and overall cost of ownership. We believe that we compete effectively with our competitors with respect to these factors. However, many of our competitors have longer operating histories, significantly greater resources and greater name recognition. They also may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. We cannot assure you that our competitors will not offer or develop products that are superior to our products or that achieve greater market acceptance.

         We expect that competition will increase as other established and emerging companies enter our market, as new products and technologies are introduced and as new competitors enter the market. Increased competition may result in price reductions, lower gross margins and loss of our market share, any of which could materially adversely affect our business, financial condition and operating results. Although we believe we have advantages over our competitors in terms of the comprehensiveness of our solution, there can be no assurance that we can maintain our competitive position against current and potential competitors.

THE MARKET FOR SALES AUTOMATION SOLUTIONS IS EMERGING AND BROAD MARKET ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN.

         The market for sales automation products is still emerging and continued growth in demand for and acceptance of sales automation products remains uncertain. The success of our business in the face of intense competition will depend on growth of the overall market for sales automation products. We have spent, and will continue to spend, considerable resources targeting the mid- market segment of the sales automation market, educating potential customers about our products and sales automation software solutions in general and developing products that are compatible with Microsoft's browser technology and the Internet. However, even with these efforts, sales of our products may not increase unless the market for our products continues to grow. If the market for our products does not grow or grows more slowly than we anticipate, the demand for Internet-related front office products and services does not continue to grow, or the mid-market segment turns out to have significantly less potential than we estimate, our business, financial condition and operating results would be materially adversely affected.

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

WE DEPEND ON KEY PERSONNEL FOR OUR FUTURE SUCCESS AND WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED.

         Our future performance will largely depend on the continued efforts and abilities of our key technical, customer support, sales and management personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Patrick Sullivan, our Chief Executive Officer and President. Except for Mr. Sullivan, and Bruce Chase and Matt Chase, former officers of Enact, none of our key personnel are subject to non-compete covenants. We have experienced significant management changes at the executive officer level in the past. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense and there can be no assurance that we will be successful in attracting and retaining such personnel. In addition, we may experience increased costs in order to attract and retain skilled employees. The loss of any of our senior management or other key technical, customer support, sales and marketing personnel, particularly if lost to competitors, could materially and adversely affect our business, financial condition and operating results.

OUR ABILITY TO INCREASE REVENUES WILL DEPEND IN PART ON SUCCESSFUL EXPANSION OF OUR INTERNATIONAL OPERATIONS.

         To date, we have sold our products internationally primarily through our business partners located in other countries and have supported our international customers with our domestic customer support staff. We have opened sales offices in the United Kingdom, Germany, and Australia, and we intend to continue to expand our international operations and enter new international markets, primarily through existing and new business partners and, to a lesser extent, through direct sales. This expansion will require significant management attention and financial resources and may not produce desired levels of revenue. We currently have limited experience in marketing and distributing our products internationally and have not yet developed non-U.S. versions of our products. In addition, our international business is subject to inherent risks that could materially and adversely affect our business, financial condition and operating results, including:

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

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL BE ABLE TO SUBSTANTIALLY INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL.

         At December 31, 1999, the executive officers, directors and entities affiliated with them beneficially own approximately 33.1% of our outstanding common stock. These stockholders may be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of SalesLogix.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER.

         Certain provisions of our restated certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions:

         - authorize our board of directors to issue up to 20,000,000 additional shares of preferred stock;

         - limit the persons who may call special meetings of stockholders;

         -        prohibit stockholder action by written consent;

         - require advance notice for nominations for election of our board of directors or for proposing matters that can be acted on by stockholders at stockholders meetings; and

         - establish a classified board of directors as of the first annual meeting of stockholders following our initial public offering.

REMEDIATION OF UNDISCOVERED YEAR 2000-RELATED COMPUTER PROBLEMS COULD BE COSTLY AND TIME-CONSUMING.

         We believe that the current versions of our internally developed software products, as well as our management and information systems, are Year 2000 compliant. When the century changed, we experienced no significant disruption of our business operations and no significant product failures as a result of Year 2000 compliance issues or otherwise. The costs we incurred in connection with remediating our systems during 1999 were immaterial. At this time, we are not aware of any material defects resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties on which we rely. Nevertheless, some Year 2000 problems may not appear until several months after January 1, 2000. As a result, we may still face claims for undiscovered Year 2000 errors in our own products or for Year 2000 issues arising from third-party products that we integrate into our products or with which our products and systems exchange data. In addition, if our suppliers or distributors encounter Year 2000 problems, our ability to deliver our products and services could be disrupted.

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

         Statement of Position ("SOP") 97-2, "Software Revenue Recognition," was issued in October 1997 by the American Institute of Certified Public Accountants and amended by SOP 98-4 and SOP 98-9. We adopted SOP 97-2 effective January 1, 1998. Based on our interpretation of SOP 97-2, SOP 98-4 and SOP 98-9, we believe our current revenue recognition policies and practices are consistent with these pronouncements. However, full implementation guidelines for this standard have not yet been issued. Once available, such implementation guidance could lead to unanticipated changes in our current revenues accounting practices, which changes could materially adversely affect our business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Additionally, the accounting standard setters, including the Securities and Exchange Commission and the Financial Accounting Standards Board, are reviewing the accounting standards related to business combinations, stock-based compensation, and Internet revenue recognition. Any changes to these standards or any other accounting standards could materially adversely affect our operating results.

ITEM 2.  PROPERTIES

         Our principal administrative, sales, marketing, support and research and development facilities are located in approximately 41,200 square feet of space in Scottsdale, Arizona and our lease expires on July 31, 2004. We have an additional development facility located in approximately 17,500 square feet in Scottsdale, Arizona. We also maintain international offices in London, England, Dusseldorf, Germany, Melbourne, Australia and Sydney, Australia. In 2000, we signed a lease for additional space in San Jose, California and Eugene, Oregon related to our acquisition of the ACT! product line.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any legal proceedings that, if adversely determined, would have a material adverse effect on our business, financial condition and operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By proxy dated March 13, 2000, we have requested our shareholders to increase the number of shares reserved for options under the 1996 Equity Incentive Plan from 4,500,000 to 6,300,000 and to the change the name of our company from SalesLogix Corporation to Interact Commerce Corporation. The shareholders will vote on these matters at a special meeting on April 3, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol "SLGX." At March 6, 2000, there were 308 holders of record of our common stock.

         We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

         We completed an initial public offering of our common stock in May 1999. Prior to our initial public offering, there was no public market for our stock. The following table sets forth, for each period indicated, the high and low closing prices for our common stock on the Nasdaq National Market.

                                                                  HIGH                   LOW
                                                                  ----                   ---
YEAR ENDED DECEMBER 31, 1999
     4th quarter                                                   $42.375              $20.25
     3rd quarter                                                   $25.438              $14.125
     2nd quarter (beginning May 27, 1999)                          $14.875              $ 9.00

         During the quarter ended December 31, 1999, we issued and sold (i) 35,817 shares of our common stock registered on Form S-8 to employees pursuant to the exercise of stock options under our 1996 Equity Incentive Plan in exchange for an aggregate purchase price of $35,531, (ii) 5,420 unregistered shares of our common stock to former employees of Opis Corporation pursuant to the exercise of options we assumed in connection with our acquisition of Opis in exchange for an aggregate purchase price of $6,198, and (iii) 12,557 unregistered shares of our common stock to our business partners pursuant to the exercise of stock options under our 1998 Business Partner Stock Option Plan in exchange for an aggregate purchase price of $45,813. The options were granted in consideration of these individuals' services to SalesLogix or, in the case of former employees of Opis, in consideration of services rendered to Opis. In issuing the foregoing unregistered securities, we relied on an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

         During the quarter ended December 31, 1999, we also issued and sold (a) 623,247 unregistered shares of our common stock to Symantec Corporation in connection with our acquisition of the ACT! product line and (b) unregistered warrants to acquire up to 841,107 unregistered shares of our common stock to BA Technology I, LLC and GE Capital Equity Investments, Inc. in connection with our issuance of Senior Subordinated Notes. In issuing these unregistered securities, we relied on an exemption from registration pursuant to Section 4(2) under the Securities Act.

         On May 27, 1999, our initial public offering registered on Form S-1, file number 333-75353, became effective. During the three month period ending December 31, 1999, we used approximately $1.0 million in connection with the acquisition of the ACT! product line from

Symantec Corporation and approximately $3.0 million of the net proceeds from the offering to purchase office and computer equipment.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         In the table below, we provide you with selected consolidated financial data of SalesLogix. We have prepared this information using the historical consolidated financial statements of SalesLogix for the three years ended December 31, 1999. When you read this selected consolidated financial data, it is important that you read along with it the historical financial statements and related notes included in this report, as well as the section of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results. See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate pro forma basic and diluted net loss per share.

                                                                         YEAR ENDED DECEMBER 31,
                                                                  1997           1998           1999
                                                                --------       --------       --------
                                                                (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
     Revenues:
         Licenses                                               $  3,504       $ 10,105       $ 24,005
         Services                                                  1,275          5,538         12,290
                                                                --------       --------       --------

              Total revenues                                       4,779         15,643         36,295
     Costs of revenues:
         Licenses                                                    118            604          1,755
         Services                                                  1,733          4,299          7,872
                                                                --------       --------       --------

              Total costs of revenues                              1,851          4,903          9,627
                                                                --------       --------       --------
Gross profit                                                       2,928         10,740         26,668
Operating expenses:
     Sales and marketing                                           4,953         10,077         20,292
     Research and development                                      1,865          3,845          6,921
     General and administrative                                    1,056          2,151          3,559
     Amortization of acquisition related intangible assets           360          1,436          4,379
                                                                --------       --------       --------

         Total operating expenses                                  8,234         17,509         35,151
                                                                --------       --------       --------

Loss from operations                                              (5,306)        (6,769)        (8,483)
Interest and other income (expense), net                             166            130            977
                                                                --------       --------       --------

Net loss                                                        $ (5,140)      $ (6,639)      $ (7,506)
                                                                ========       ========       ========

Historic basic and diluted net loss per share                   $  (1.30)      $  (1.76)      $  (0.60)
                                                                ========       ========       ========

Pro forma basic and diluted net loss per share                                 $  (0.54)      $  (0.45)
                                                                               ========       ========

Weighted average shares:
     Historic                                                      3,951          3,771         12,578
                                                                ========       ========       ========
     Pro forma                                                                   12,311         16,596
                                                                               ========       ========

                                                                                  AS OF DECEMBER 31,
                                                                           1997          1998          1999
                                                                           ----          ----          ----
                                                                                    (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                                               $  3,189      $ 11,377      $ 60,795
Working capital                                                            1,650        10,843        49,878
Total assets                                                              12,948        23,974       164,883
Long-term debt and capital lease obligations, less current portion         1,608         1,241        57,371
Total stockholders' equity                                                 7,075        16,601        75,318

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements of SalesLogix and the Notes. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. SalesLogix' actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors," "Business" and elsewhere in this annual report.

OVERVIEW

         SalesLogix Corporation is the leading provider of applications and services that streamline selling processes for individuals and enable collaborative selling networks for companies, customers and partners. These solutions manage interactions between sellers and customers, such as inquiries coming in over the web, online orders, outbound calls, support, e-mails, letters, and customer meetings. By integrating personal computer (PC) and wireless devise-based applications seamlessly with Internet services, without forcing redundant data entry in Internet portals or eliminating the ability to work offline, interactive selling communities that are familiar and easy to use are created. These interactive selling networks dynamically share information between community members; connect their e-business sales and customer management applications with valuable Internet content and services; and automatically manage selling transactions.

         SalesLogix was incorporated in September 1995 and commenced operations in January 1996. From January 1996 until April 1997, our operating activities related primarily to research and development and the initial development of our independent business partner channel. In April 1997, we released the first commercial version of SalesLogix, our client-server based sales automation solution.

         In December 1997, we acquired Opis Corporation, a company engaged in the development, marketing, and selling of customer support software primarily to mid-sized organizations. We paid $801,559 in cash, issued 1,228,654 shares of Series D convertible preferred stock and granted options to purchase 96,836 shares of Series D convertible preferred stock. The transaction was recorded under the purchase method of accounting and the results of operations of Opis and the fair value of the assets acquired and liabilities assumed were included in our consolidated financial statements beginning on the acquisition date. In connection with this acquisition, we recorded $5.9 million in capitalized technology and other intangible assets that are being amortized over periods of up to five years.

         In April 1999, we acquired Enact Incorporated in a merger transaction. Enact was a privately-held provider of sales configuration software for managing product catalogs and marketing encyclopedias and generating proposals, quotes and orders. In connection with the Enact acquisition, we issued 609,424 shares of our common stock, of which 201,893 shares are restricted subject to three year monthly vesting based upon the continued employment of the officers of Enact. We paid $4.2 million in cash for merger consideration, plus transaction expenses and repayment of Enact's debt. We also entered into employment agreements with officers of Enact in connection with the acquisition. The transaction was recorded under the purchase method of accounting and the results of operations of Enact and the fair value of the assets acquired and liabilities assumed are included in our consolidated financial statements beginning on April 30, 1999. In connection with this acquisition, we recorded approximately $8.8 million in capitalized technology and other intangible assets that will be amortized over three years, and expensed approximately $900,000 of in-process research and development based upon an independent appraisal.

         Through December 31, 1999, we derived revenues principally from the sale of software licenses for our SalesLogix line of products and related fees for maintenance, technical support, consulting and training services. We market and sell our products primarily through our business partners and to a lesser extent through our direct sales force. Sales to or initiated by our business partners accounted for 86% and 76% of license revenues in 1998 and 1999, respectively, and we expect that a substantial majority of our license revenues will continue to be generated from sales to our business partners. The contractual arrangements we enter into with our business partners provide for license fees payable to us based upon a percentage of our list price.

         We sell our SalesLogix line of products under perpetual licenses and recognize license revenues when all of the following conditions are met: an executed license agreement, unconditional purchase order or contract has been received; the product has been delivered to the customer; collection of the receivable is deemed probable; and the fee is fixed or determinable based upon vendor specific objective elements of the arrangements. Maintenance and technical support revenues are recognized ratably over the contract term, typically one year. Revenues for consulting and training services are recognized as such services are provided.

         On December 31, 1999, we acquired the ACT! product line and related business from Symantec Corporation pursuant to an agreement dated December 6, 1999, as amended and closed on December 31, 1999. Under the terms of the agreement, we acquired an exclusive, worldwide license to ACT! and an option to purchase the product line at the end of the four year license term for an aggregate purchase price of $60.0 million in cash, plus 623,247 shares of SalesLogix common stock valued at $20.0 million. The transaction was recorded under the purchase method of accounting and the results of operations of ACT! and the fair value of the assets acquired and liabilities assumed are included in our consolidated financial statements beginning on December 31, 1999. In connection with this acquisition, we recorded approximately $61.9 million in capitalized technology and other intangible assets that will be amortized over four years. The cash portion of the purchase price has been discounted at 22.4% to reflect the Company's borrowing rate in a simultaneous third party transaction.

         ACT! is a shrink-wrapped product that is sold through a two-tier retail distribution channel. We will recognize ACT! revenue upon persuasive evidence of an arrangement, delivery of software to the customer, determination that there are no significant post-delivery obligations, and a probable collection of a fixed or determinable fee. Product revenue related to all distribution channel inventory in excess of defined in inventory levels in such channels will be deferred. Revenue related to significant post-contract support agreements (generally product maintenance and upgrade insurance) will be deferred and recognized over the period of the arrangement.

         On December 31, 1999, we received net proceeds of $25.9 million from the sale of senior subordinated debt. We paid a 1% commitment fee on the subordinated debt and issued warrants to purchase 841,107 shares of our common stock at $28.75 per share to the lenders. The fair value of these warrants, determined using the Black Scholes method, as well as the commitment fee, have been recorded as a discount to the debt and will be amortized to interest expense using the interest method over the term of the loan. The first two interest payments may be made "in kind" by increasing the principal balance by the amount of interest due. The effective interest rate on the subordinated debt, including amortization of this discount, is 22.4% at December 31, 1999.

         In December 1999, we announced the development of Interact.com. When released, Interact.com will provide fully Web-enabled interaction between Interact and our ACT! and SalesLogix applications. The combination will offer relevant e-business services in-context of application used for contact, account, and opportunity management. We believe these combinations enable interactive selling network solutions for individuals, organizations of any size, and vertical communities.

         During the fourth quarter of 1999, our operating expenses included $1.1 million related to the start-up of Interact.com and integration activities related to ACT!

HISTORICAL RESULTS OF OPERATIONS

         The following table sets forth historical operating results for SalesLogix as a percentage of total revenues. We believe that period-to-period comparisons of our operating results may not be indicative of results for any future period.

                                                                 PERCENTAGE OF TOTAL REVENUES
                                                                   YEAR ENDED DECEMBER 31,

                                                                1997         1998         1999
                                                                -----        -----        -----
Revenues:
     Licenses                                                    73.3%        64.6%        66.1%
     Services                                                    26.7         35.4         33.9
                                                                -----        -----        -----
         Total revenues                                         100.0        100.0        100.0
Costs of revenues:
     Licenses                                                     2.5          3.8          4.8
     Services                                                    36.3         27.5         21.7
                                                                -----        -----        -----
         Total costs of revenues                                 38.8         31.3         26.5
                                                                -----        -----        -----
Gross profit                                                     61.2         68.7         73.5
Operating expenses:
     Sales and marketing                                        103.7         64.4         55.9
     Research and development                                    39.0         24.6         19.1
     General and administrative                                  22.1         13.8          9.8
     Amortization of acquisition related intangible assets        7.5          9.2         12.1
                                                                -----        -----        -----
         Total operating expenses                               172.3        112.0         96.9
                                                                -----        -----        -----
Loss from operations                                            (111.1)      (43.3)       (23.4)
Interest and other income, net                                    3.5          0.9          2.7
                                                                -----        -----        -----
Net loss                                                        (107.6)%     (42.4)%      (20.7)%
                                                                =====        =====        =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1999

         REVENUES

         Total revenues increased from $15.6 million in the year ended December 31, 1998 to $36.3 million in the year ended December 31, 1999, an increase of 132%. No customer accounted for more than 10% of revenues in the years ended December 31, 1998 and 1999. Our revenues outside of North America increased from approximately $1.4 million in the year ended December 31, 1998 to approximately $6.7 million in the year ended December 31, 1999.

         License Revenues. Our license revenues increased from $10.1 million in the year ended December 31, 1998 to $24.0 million in the year ended December 31, 1999, an increase of 138%. The increase in license revenues was due primarily to increases in the size and productivity of our business partner network, increased market awareness and acceptance of our products and the establishment of our direct sales force in the second half of 1998. Our license revenues represented 64.6% of our total revenues in the year ended December 31, 1998 and 66.1% in the year ended December 31, 1999.

         Service Revenues. Service revenues include fees for maintenance, technical support, consulting and training services. Our service revenues increased from $5.5 million in the year ended December 31, 1998 to $12.3 million in the year ended December 31, 1999, an increase of 122%. The increase resulted primarily from the increase in the number of licenses sold as well as renewals of existing maintenance and technical support contracts from the growing installed base of SalesLogix customers. Customers are required to enter into one-year support and maintenance contracts at the time of purchase and have the option to renew for additional one-year periods thereafter. Our service revenues represented 35.4% of our total revenues in the year ended December 31, 1998 and 33.9% in the year ended December 31, 1999. Service revenues as a percentage of total revenues decreased as our business partner channel matured and completed more installations without the assistance of our professional services group.

         COSTS OF REVENUES

         Cost of License Revenues. Cost of license revenues includes the cost of media, product packaging, documentation and other production costs and third party royalties. Cost of license revenues increased from $604,000 in the year ended December 31, 1998 to $1.8 million in the year ended December 31, 1999, representing 6.0% of license revenues in the year ended December 31, 1998 and 7.3% of license revenues in the year ended December 31, 1999. Cost of license revenues as a percentage of license revenues increased as a result of increased product royalties for third-party technology, primarily report writing software, embedded in our products. We expect that the cost of license revenue for ACT! will be higher than the costs we have historically experienced due to higher manufacturing and packaging costs.

         Cost of Service Revenues. Cost of service revenues consists of the costs of providing technical support, training and consulting services to SalesLogix customers and business partners. Cost of service revenues increased from $4.3 million in the year ended December 31, 1998 to $7.9 million in the year ended December 31, 1999. The increase was primarily attributable to hiring and training of additional personnel to support our growing customer base and business partner network. Cost of service revenues represented 77.6% of service revenues in the year ended December 31, 1998 and 64.1% in the year ended December 31, 1999. This decrease reflects a reduction in the time and expenses our consulting organization incurred while providing free or low margin support to business partners in their early implementations of our product. We expect cost of service revenue to increase as a result of the ACT! acquisition due to the cost of establishing and maintaining a technical support center to support ACT! users.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related expenses, costs related to the recruitment and support of our business partner channel, costs of our direct sales force established in the second half of 1998, and promotional costs to increase brand awareness in the marketplace and to generate leads for our sales channels. Sales and marketing expenses increased from $10.1 million in the year ended December 31, 1998 to $20.3 million in the year ended December 31, 1999, an increase of 101%. The increases in sales and marketing expenses from the year ended December 31, 1998 to the year ended December 31, 1999 reflected the hiring of additional sales and marketing personnel, a full year of costs and the expansion of the direct sales force that was established in the second half of 1998, expanded advertising and other promotional activities and increased sales commissions and bonuses related to increased license revenues. Sales and marketing expenses represented 64.4% of our total revenues in the year ended December 31, 1998 and 55.9% of our total revenues in the year ended December 31, 1999. We anticipate that we will continue to invest significantly in sales and marketing and that these expenses will increase in absolute dollars. We plan to spend significant amounts to advertise and promote both ACT! and Interact.com.

         Research and Development. Research and development expenses consist primarily of personnel-related costs for software developers, quality assurance and product documentation personnel and payments to outside contractors. Research and development expenses increased from $3.8 million in the year ended December 31, 1998 to $6.9 million in the year ended December 31, 1999, an increase of 80.0%. This increase was primarily due to an increase in the number of software developers, quality assurance personnel and outside developers to support our product development, testing and documentation activities related to the development and release of both the client-server and Internet versions of SalesLogix. Research and development expenses represented 24.6% of our total revenues in the year ended December 31, 1998 and 19.1% of our total revenues in the year ended December 31, 1999. We anticipate that we will continue to invest significantly in research and development and that these expenses will increase in absolute dollars.

         General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased from $2.2 million in the year ended December 31, 1998 to $3.6 million in the year ended December 31, 1999. This increase was primarily due to increased staffing and related expenses necessary to manage and support the expansion of our operations and the expenses associated with becoming a public company, including but not limited to annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional service fees. General and administrative expenses represented 13.8% of our total revenues in the year ended December 31, 1998 and 9.8% of our total revenues in the year ended December 31, 1999. The decrease was primarily attributable to the more rapid growth of revenues compared to the growth of general and administrative expenses during this period. We believe that general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff due to the ACT! acquisition and our new e-business strategy and due to our rapid international expansion.

         Amortization of Acquisition Related Intangible Assets. Amortization of acquisition related intangible assets consisted primarily of the amortization of specifically identified intangible assets and goodwill. Amortization of acquisition related intangible assets increased from $1.4 million in the year ended December 31, 1998 to $4.4 million in the year ended December 31, 1999. The increase was due to the acquisition of Enact in April 1999. The acquisition of ACT! on December 31, 1999 generated an additional $61.9 million of acquisition related intangible assets. The amortization of intangible assets from the ACT! acquisition will generate approximately $3.9 million of additional amortization per quarter through 2003.

         Interest Expense. Interest expense decreased from $255,000 in 1998 to $160,000 in 1999 due to the repayment of outstanding borrowings with proceeds from our initial public offering. We anticipate interest expense will increase in 2000 primarily due to interest expense on our subordinated debt and imputed interest on the payable for the purchase of ACT!.

         Income Taxes. As of December 31, 1999, we had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $15.0 million. The federal carryforwards expire at various dates beginning 2011. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and tax credit carryforwards upon the occurrence of specific events, including a significant change in ownership interests. We had deferred tax assets, including net operating loss and tax credit carryforwards, totaling approximately $7.5 million as of December 31, 1999. A valuation allowance has been recorded for the entire net deferred tax asset balance as a result of uncertainties regarding its realization.
See Note 12 to Consolidated Financial Statements.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

         REVENUES

         Total revenues increased from $4.8 million in 1997 to $15.6 million in 1998, an increase of 227%. No customer accounted for more than 10% of revenues in 1997 or 1998. Our revenues outside of the United States increased from approximately $137,000 in 1997 to $1.4 million in 1998.

         License Revenues. Our license revenues increased from $3.5 million in 1997 to $10.1 million in 1998, an increase of 188%. The increase in license revenues was due primarily to increases in the size and productivity of our business partner network, increased market awareness and acceptance of our products and, to a lesser extent, the establishment of our direct sales force in the second half of 1998. Our license revenues represented 73.3% of our total revenues in 1997 and 64.6% in 1998.

         Service Revenues. Our service revenues increased from $1.3 million in 1997 to $5.5 million in 1998, an increase of 334%. The increase from 1997 to 1998 resulted primarily from the increase in the number of licenses sold in 1998 as well as renewals of existing maintenance and technical support contacts from the growing installed base of SalesLogix customers. Our service revenues represented 26.7% of our total revenues in 1997 and 35.4% in 1998.

         COSTS OF REVENUES

         Cost of License Revenues. Cost of license revenues increased from $118,000 in 1997 to $604,000 in 1998, representing 3.4% of license revenues in 1997 and 6.0% of license revenues in 1998. Cost of license revenues as a percentage of license revenues has increased as a result of increased product royalties for third-party technology, primarily report writing software, embedded in our products.

         Cost of Service Revenues. Cost of service revenues increased from $1.7 million in 1997 to $4.3 million in 1998. The increase was primarily attributable to hiring and training of additional personnel to support our growing customer base and business partner network. Cost of service revenues as a percentage of service revenues represented 136.0% in 1997 and 77.6% in 1998. This decrease is the result of the growth of service revenues and a reduction in the time and expenses our consulting organization incurred while providing free support to business partners in their early implementations of our product.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses increased from $5.0 million in 1997 to $10.0 million in 1998, an increase of 103%. The increases in sales and marketing expenses from 1997 to 1998 reflected the hiring of additional sales and marketing personnel, expanded advertising and other promotional activities and increased sales commissions and bonuses related to increased license revenues. Sales and marketing expenses represented 103.7% of our total revenues in 1997 and 64.4% of our total revenues in 1998. The decrease in sales and marketing expenses as a percentage of total revenues from 1997 to 1998 primarily reflected the more rapid growth of revenues compared to the growth of sales and marketing expenses during this period.

         Research and Development. Research and development expenses increased from $1.9 million in 1997 to $3.8 million in 1998, an increase of 106%. The increases from 1997 to 1998 were primarily due to an increase in the number of software developers, quality assurance personnel and outside developers to support our product development, testing and documentation activities related to the development and release of both the client-server and Internet versions of SalesLogix. Research and development expenses represented 39.0% of our total revenues in 1997 and 24.6% of our total revenues in 1998. The decrease was primarily attributable to the more rapid growth of revenues compared to the growth of research and development expenses during this period.

         General and Administrative. General and administrative expenses increased from $1.1 million in 1997 to $2.2 million in 1998. These increases from 1997 to 1998 were primarily due to increased staffing and related expenses necessary to manage and support the expansion of our operations as well as increased legal fees in 1998. General and administrative expenses represented 22.1% of our total revenues in 1997 and 13.8% of our total revenues in 1998. The decrease was primarily attributable to the more rapid growth of revenues compared to the growth of general and administrative expenses during this period.

         Amortization of Acquisition Related Intangible Assets. Amortization of acquisition related intangible assets consisted primarily of amortization of specifically identified intangible assets and goodwill and to a lesser extent acquired in-process research and development from our acquisitions. Amortization of acquisition related intangible assets increased from $360,000 in 1997 to $1.4 million in 1998. The increase from 1997 to 1998 was attributable to a full years' amortization of specifically identified intangible assets and goodwill acquired in the Opis acquisition. Acquisition related intangible assets are amortized over the estimated useful life of the acquired assets, over periods of up to five years.

         Our operating results have fluctuated significantly in the past and will continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control. These factors include:

         -        demand for our products and services;

         -        size and timing of specific sales;

         -        level of product and price competition;

         - timing and market acceptance of new product introductions and product enhancements by us and our competitors;

         -        changes in pricing policies by us and our competitors;

         - our ability to attract, hire, train and retain sales and consulting personnel to meet the demand, if any, for our products;

         -        the length of sales cycles;

          - our ability to establish and maintain relationships with our business partners, third-party implementation services providers and strategic partners;

         -        mix of distribution channels through which products are sold;

         -        mix of international and domestic revenues;

         -        software defects and other product quality problems;

         -        personnel changes;

         - general domestic and international economic and political conditions; and

         -        budgeting cycles of our customers.

         We have in the past experienced delays in the planned release dates of new software products or upgrades and have discovered software defects in new products after their introduction. There can be no assurance that new products or upgrades will be released according to schedule, or that when released they will not contain defects. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance or claims by customers brought against us, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, the timing of individual sales has been difficult for us to predict and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated. There can be no assurance that the loss or deferral of one or more significant sales will not have a material adverse effect on our quarterly operating results.

LIQUIDITY AND CAPITAL RESOURCES

         On May 27, 1999, we raised approximated $34.1 million from an initial public offering of our common stock and a concurrent private placement of our common stock. Prior to the initial public offering, we financed operations primarily through private placements of our preferred stock. To a lesser extent, we have financed our operations through equipment financing and traditional bank financing arrangements.

         On December 31, 1999, the Company received net proceeds of $25.9 million from the sales of senior subordinated debt and warrants to purchase 841,107 shares of our common stock at $28.75 per share. The Company paid a 1% commitment fee on the subordinated debt. The fair value of these warrants, determined using the Black Scholes method, as well as the commitment fee, have been recorded as a discount to the debt and will be amortized to interest expense using the interest method over the term of the loan. The subordinated debt is due on December 31, 2004. Warrants to purchase an additional 0.8125% of the Company's fully diluted shares, as defined, are due to the lenders on June 30, 2000, July 31, 2000, and August 31, 2000 if the subordinated debt has not been repaid on these dates. Warrants to purchase an additional 2.85% of the Company's fully diluted shares, as defined, are due to the lenders if the subordinated debt has not been repaid by April 2, 2001. The subordinated debt bears interest at 11% and is payable quarterly. The first two interest payments may be made "in kind" by increasing the principal balance by the amount of interest due. The effective interest rate on the subordinated debt, including amortization of the debt discount, is 22.4% at December 31, 1999.

         On December 31, 1999, we acquired the ACT! product line and related business from Symantec Corporation pursuant to a Software License Agreement dated December 6, 1999, as amended and closed on December 31, 1999. Under the terms of the agreement, we acquired an exclusive, worldwide license of ACT! and an option to purchase the product line at the end of the four year license term for an aggregate purchase price of $60.0 million in cash, plus 623,247 shares of SalesLogix common stock valued at $20.0 million. We are accounting for the transaction using the purchase method of accounting.

         Amounts due to Symantec are based on a contractual formula and are subject to maximums of $5.0 million per quarter in 2000, $4.25 million per quarter in 2001, $2.75 million per quarter in 2002, and $2.25 million per quarter in 2003. The maximum quarterly payment amounts total $57.0 million, and we believe the limits will be reached in each quarter during the four year term of the agreement. The final payment is equal to $60.0 million less amounts previously paid. The cash portion of the purchase price has been discounted at 22.4% to reflect our incremental borrowing rate in a simultaneous third party borrowing transaction.

         As of December 31, 1999, we had cash and cash equivalents of $60.8 million, an increase of $49.4 million from December 31, 1998. Our working capital at December 31, 1999 was $49.9 million, compared to $10.8 million at December 31, 1998.

         Our operating activities resulted in net cash outflows of $5.6 million in 1997, $5.4 million in 1998, and $2.9 million in 1999. The operating cash outflows resulted primarily from significant investments in sales, marketing and product development, which led to operating losses. The cash outflows from operating losses, increases in accounts receivable, prepaid expenses and other current assets were partially offset by increases in accounts payable and accrued expenses and deferred revenues.

         Cash used in investing activities was $793,000 in 1997, $1.7 million in 1998, and $12.9 million, resulting primarily from the purchase of capital equipment in each of the years and the total cash consideration and related expenses paid in connection with the Opis acquisition in 1997 and the Enact acquisition in 1999.

         Cash provided by financing activities totaled $7.6 million in 1997, $15.3 million in 1998, and $65.2 million in 1999. Financing cash flows in 1997 and 1998 resulted primarily from the issuance of Series C and Series E preferred stock and $1.5 million in proceeds from a bank term loan received in December 1997, partially offset by payments on capital lease obligations. Cash provided by financing activities for the year ended December 31, 1999 resulted from the proceeds of our initial public offering, a concurrent private placement of equity, and the sale of subordinated debt and related warrants.

         We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we strive to:

         -        implement our new e-business strategy;

         -        integrate and expand the ACT! business;

         - enter new markets and increase penetration of existing markets for our products and services;

         -        introduce new products and product enhancements;

         - increase our product development, sales, marketing and customer support activities;

         - develop and expand our network of business partners and direct sales force; and

         -        expand our international operations.

         Such operating expenses will consume a material amount of our cash resources. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through December 31, 2000.

         We require substantial capital to fund our business, particularly to finance international expansion and accounts receivable, and for capital expenditures and potential acquisitions. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of our products. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, the debt would have rights, preferences and privileges senior to holders of common stock and the terms of the debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain the necessary additional capital, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which would materially adversely affect our business, financial condition and operating results.

         Our e-business strategy depends in part upon maintaining the existing ACT! business and capturing a significant percentage of the ACT! user base as subscribers to our new Interact.com subscription products. If we are not successful in maintaining revenues from the ACT! products and customer base, or in transitioning the ACT! user base to our Web-based services, our financing needs may accelerate. Accordingly, we may require additional financing through a private placement of debt and/or equity securities, and/or a secondary public offering of our common stock as early as in the second quarter of 2000, market and other conditions permitting. Although we believe that such financing alternatives will be available, there is no assurance that financing will be available on reasonable business terms or terms acceptable to us, or that market conditions will permit any secondary public offering on terms acceptable to us. In addition, issuing additional equity securities will dilute current stockholders' percentage ownership, and incurring substantial debt may impose restrictions that could disrupt our ongoing business and increase our expenses. If we are unable to obtain sufficient financing on terms acceptable to us or at all, our business, financial condition and operating results would be materially adversely affected.

YEAR 2000 COMPLIANCE

         We believe that the current versions of our internally developed software products, as well as our management and information systems, are Year 2000 compliant. When the century changed, we experienced no significant disruption of our business operations and no significant product failures as a result of Year 2000 compliance issues or otherwise. The costs we incurred in connection with remediating our systems during 1999 were immaterial. At this time, we are not aware of any material defects resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties on which we rely. Nevertheless, some Year 2000 problems may not appear until several months after January 1, 2000. As a result, we may still face claims for undiscovered Year 2000 errors in our own products or for Year 2000 issues arising from third-party products that we integrate into our products or with which our products and systems exchange data. In addition, if our suppliers or distributors encounter Year 2000 problems, our ability to deliver our products and services could be disrupted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary exposure to market risk arises from foreign currency exchange risk associated with our international operations and foreign currency exchange risk associated with our U.S. sales made in foreign currency. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk.

         Beginning January 1, 2000 the functional currencies for our European, German, and Australian operations are Pounds Sterling, Euro, and Australian dollars, respectively. As such, there is potential market risk exposure for our future earnings due to changes in exchange rates. Given the relatively short duration of our international monetary assets and liabilities, the relative stability of these currencies compared to the U.S. dollar, and the relative size of our international operations, we consider this exposure to be minimal. We believe that a 10% change in exchange rates would not have a significant impact on our future earnings.

         Our cash equivalents are exposed to financial market risk, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on these investment securities because of their short-term duration. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item will be included in our proxy statement for our 2000 annual meeting of stockholders or in an amendment to this annual report and is incorporated by reference. We will file such proxy statement or amendment within 120 days of December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item will be included in our proxy statement for our 2000 annual meeting of stockholders or in an amendment to this annual report and is incorporated by reference. We will file such proxy statement or amendment within 120 days of December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item will be included in our proxy statement for our 2000 annual meeting of stockholders or in an amendment to this annual report and is incorporated by reference. We will file such proxy statement or amendment within 120 days of December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be included in our proxy statement for our 2000 annual meeting of stockholders or in an amendment to this annual report and is incorporated by reference. We will file such proxy statement or amendment within 120 days of December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K


(a)      Financial Statements and Financial Statement Schedules:

         1.       Index to Consolidated Financial Statements                                                    PAGE
                                                                                                                ----
                  Report of Ernst & Young LLP, Independent Auditors...........................................  F-1

                  Consolidated Balance Sheets as of December 31, 1998 and 1999................................  F-2

                  Consolidated Statements of Operations for the years ended
                      December 31, 1997, 1998 and 1999........................................................  F-3

                  Consolidated Statements of Stockholders' Equity for the years ended
                      December 31, 1997, 1998 and 1999........................................................  F-4

                  Consolidated Statements of Cash Flows for the years ended
                      December 31, 1997, 1998 and 1999........................................................  F-5

                  Notes to Consolidated Financial Statements..................................................  F-6

         2.       Index to Financial Statement Schedules

                           Schedule II - Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

(b)      Reports on Form 8-K

         On December 6, 1999, we filed a current report on Form 8-K announcing the execution of a Software License Agreement pursuant to which we would acquire the ACT! product line from Symantec Corporation, and on December 31, 1999, we filed a current report on Form 8-K announcing the closing of that transaction.

(c)      Exhibits

         NUMBER                         DESCRIPTION
         ------                         -----------
         2.1**                          Software License Agreement between the Company and Symantec Corporation dated
                                        December 6, 1999.

         2.2**                          Amendment to Software License Agreement between the Company and Symantec Corporation dated December 31, 1999.

         2.3**                          Exhibit A to Software License Agreement - Licensed Products.

         2.4**                          Exhibit C to Software License Agreement - Other Transferred Assets.

         2.5**                          Exhibit E to Software License Agreement - Transferred Liabilities.

         2.6**                          Exhibit F to Software License Agreement - Transition Agreement.

         2.7**                          Exhibit M to Software License Agreement - Registration Rights Agreement.

         2.8**                          Exhibit N to Software License Agreement - Stockholder Agreement.

         3.4*                           Fifth Restated Certificate of Incorporation of the registrant.

         3.5*                           Second Restated Bylaws of the registrant.

         4.1*                           Amended and Restated Investors' Rights Agreement, dated as of June 4, 1998, by and among the registrant and the parties named therein.

         4.2*                           Opis Investors' Rights Agreement, dated as of December 30, 1997, among the registrant and the parties named therein.

         4.3*                           Warrant to Purchase Stock, dated December 2, 1997, issued to Silicon Valley Bank that includes piggyback registration rights.

         10.1*                          Office Lease Agreement, dated as of June 17, 1998, between Gainey Ranch Corporate
                                        Center and the registrant.

         10.2*                          Second Amended and Restated Loan and Security Agreement, dated as of December
                                        2, 1997, between Silicon Valley Bank and the registrant, and modifications thereto.

         10.3*                          Master Equipment Lease dated June 7, 1996 between the registrant and Comdisco, Inc., including subsequent schedules of equipment.

         10.4*                          1996 Equity Incentive Plan, as amended.

         10.5*                          1998 Business Partner Stock Option Plan, as amended.

         10.6*                          1999 Outside Director Stock Option Plan

         10.7*                          1999 Employee Stock Purchase Plan.

         10.8*                          Employment Agreement dated January 17, 1996 with Patrick M. Sullivan.

         10.9                           Senior Subordinated Note and Warrant
                                        Purchase Agreement dated December 31,
                                        1999 among the registrant, BA Technology
                                        I, and GE Capital Equity Investments,
                                        Inc.

         10.10                          Registration Rights Agreement dated
                                        December 31, 1999 among the registrant,
                                        BA Technology I, LLC and GE Capital
                                        Equity Investments, Inc.

         10.11                          Common Stock Purchase Warrant dated December 31, 1999 issued to BA Technology I, LLC

         10.12                          Common Stock Purchase Warrant dated December 31, 1999 issued to GE Capital Equity
                                        Investments, Inc.

         10.13                          Senior Subordinated Note Due 12/31/04 issued to BA Technology I, LLC

         10.14                          Senior Subordinated Note Due 12/31/04 issued to GE Capital Equity Investments, Inc.

         10.15                          Office Lease Agreement dated as of November 1, 1999 between the registrant and Opus
                                        West Corporation.

         21.1                           Subsidiaries of the registrant.

         23.1                           Consent of Ernst & Young LLP, Independent Auditors.

         27.1                           Financial Data Schedule.

-----------------------

* Incorporated by reference to the Registration Statement on Form S-1 (No. 333-75353) filed by the registrant on March 31, 1999, as amended.

** Incorporated by reference to the Current Report on Form 8-K, filed by the registrant for transaction dated December 31, 1999.

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
SalesLogix Corporation

We have audited the accompanying consolidated balance sheets of SalesLogix Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SalesLogix Corporation and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                              /s/ ERNST & YOUNG LLP



Phoenix, Arizona
January 25, 2000

                     SalesLogix Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                          DECEMBER 31
                                                                                     1999            1998
                                                                                  -------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  60,795       $  11,377
   Accounts receivable, net of allowance for doubtful accounts of $1,064 and
     $455 at December 31, 1999 and 1998, respectively                                12,609           4,570
   Due from Symantec Corporation                                                      5,609              --
   Prepaid expenses and other current assets                                          2,953             922
                                                                                  -------------------------
        Total current assets                                                         81,966          16,869

Property and equipment, net                                                           9,707           2,544
Intangible assets                                                                    72,049           4,465
Recoverable deposits and other assets                                                 1,161              96
                                                                                  -------------------------
                                                                                  $ 164,883       $  23,974
                                                                                  =========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   5,287       $   1,243
   Accrued expenses                                                                   3,143           1,774
   Current portion of capital lease obligations                                       1,083             558
   Current portion of long-term debt                                                 11,775             691
   Deferred revenues                                                                 10,800           1,760
                                                                                  -------------------------
         Total current liabilities                                                   32,088           6,026

Capital lease obligations, less current portion                                       2,264             458
Long-term debt                                                                       55,107             783
Deferred rental obligation                                                              106             106

Stockholders' equity:
   Convertible preferred stock                                                           --          33,483
   Preferred Stock, authorized 20,000,000 shares, no shares issued or                    --              --
     outstanding at December 31, 1999 or 1998
   Class A common stock, par value $.001 per share; authorized 50,000,000 shares, 19,348,791 shares issued and outstanding at December 31, 1999;
     3,228,325 shares issued and 3,226,658 shares outstanding at
     December 31, 1998                                                                   19               3
   Class B common stock, par value $.001 per share; authorized 2,280,000 shares, no shares issued and outstanding at December 31, 1999; 72,827
     issued and outstanding at December 31, 1998                                         --              --
   Additional paid-in capital                                                       102,816           2,282
   Accumulated deficit                                                              (24,883)        (17,377)
   Less unearned compensation                                                        (2,634)         (1,789)
   Less shares of common stock held in treasury; 1,667 shares at cost at                 --              (1)
     December 31, 1998
                                                                                  -------------------------
Total stockholders' equity                                                           75,318          16,601
                                                                                  =========================
Total liabilities and stockholders' equity                                        $ 164,883       $  23,974
                                                                                  =========================

See accompanying notes.

                     SalesLogix Corporation and Subsidiaries
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                             YEAR ENDED DECEMBER 31,
                                                                     1999               1998              1997
                                                               -------------------------------------------------
Revenues:
   Licenses                                                    $    24,005        $    10,105        $     3,504
   Services                                                         12,290              5,538              1,275
                                                               -------------------------------------------------
Total revenues                                                      36,295             15,643              4,779
                                                               -------------------------------------------------

Costs of revenues:
   Licenses                                                          1,755                604                118
   Services                                                          7,872              4,299              1,733
                                                               -------------------------------------------------
Total costs of revenues                                              9,627              4,903              1,851
                                                               -------------------------------------------------

Gross profit                                                        26,668             10,740              2,928

Operating expenses:
   Sales and marketing                                              20,292             10,077              4,953
   Research and development                                          6,921              3,845              1,865
   General and administrative                                        3,559              2,151              1,056
   Amortization of acquisition related intangible assets             4,379              1,436                360
                                                               -------------------------------------------------
Total operating expenses                                            35,151             17,509              8,234
                                                               -------------------------------------------------

Loss from operations                                                (8,483)            (6,769)            (5,306)
Other income (expense):
   Interest income                                                   1,137                362                189
   Interest expense                                                   (160)              (255)               (86)
   Other income, net                                                    --                 23                 63
                                                               -------------------------------------------------
Loss before provision for income taxes                              (7,506)            (6,639)            (5,140)
Provision for income taxes                                              --                 --                 --
                                                               -------------------------------------------------
Net loss                                                       $    (7,506)       $    (6,639)       $    (5,140)
                                                               =================================================

Historic basic and diluted net loss per share                  $     (0.60)       $     (1.76)       $     (1.30)
                                                               =================================================

Weighted average shares used in calculating basic and
   diluted historic net loss per share                          12,577,855          3,770,703          3,950,913
                                                               =================================================

Pro forma basic and diluted net loss per share                 $     (0.45)       $     (0.54)
                                                               =================================================

Weighted average shares used in calculating pro forma
   basic and diluted net loss per share                         16,596,030         12,310,517
                                                               =================================================

See accompanying notes.

                     SalesLogix Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)

                                                  CONVERTIBLE                             CLASS A                       CLASS B
                                                 PREFERRED STOCK                        COMMON STOCK                 COMMON STOCK
                                            SHARES             AMOUNT             SHARES             AMOUNT             SHARES
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996               5,285,000       $      4,655          2,223,333       $          2          1,723,334
   Cash proceeds from issuance of
     Series C Preferred Stock              4,031,057              6,448                 --                 --                 --
   Exercise of Series A common
     stock options                                --                 --             16,062                 --                 --
   Series D preferred stock and
     options issued for purchase
     of business                           1,228,654              3,944                 --                 --                 --
   Equity based compensation                      --                 --                 --                 --                 --
   Net loss                                       --                 --                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997              10,544,711             15,047          2,239,395                  2          1,723,334
   Cash proceeds from issuance of
     Series E Preferred Stock              4,556,651             18,439                 --                 --                 --
   Exercise of Series A common
     stock options                                --                 --            988,930                  1                 --
   Purchase of  treasury stock                    --                 --                 --                 --                 --
   Purchase of Series B Preferred
     and Class B Common Stock                (33,240)                (3)                --                 --         (1,650,507)
   Equity based compensation                      --                 --                 --                 --                 --
   Net loss                                       --                 --                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998              15,068,122             33,483          3,228,325                  3             72,827
   Cash proceeds from initial
    public offering and concurrent
    private placement, and
    conversion of convertible
    preferred stock                      (15,068,122)           (33,483)        14,345,007                 14            (72,827)
   Exercise of Series A common
     stock options                                --                 --            449,853                  1                 --
   Issuance of common stock -
     employee stock purchase plan                 --                 --             94,453                 --                 --
   Exercise of warrants                           --                 --              6,667                 --                 --
   Retirement of treasury stock                   --                 --             (3,747)                --                 --
   Acquisition of Enact                           --                 --            609,424                 --                 --
   Acquisition of ACT!                            --                 --            623,247                  1                 --
   Adjustment to the OPIS
     acquisition                                  --                 --             (8,438)                --                 --
   Warrants issued                                --                 --                 --                 --                 --
   Shares issued for domain name                  --                 --              4,000                 --                 --
   Equity based compensation                      --                 --                 --                 --                 --
   Net loss                                       --                 --                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                      --        $        --         19,348,791         $       19                 --
===================================================================================================================================

                                                              ADDITIONAL                      TREASURY                   ACCUMU-
                                                                PAID-IN                        STOCK                      LATED
                                              AMOUNT            CAPITAL                SHARES           AMOUNT           DEFICIT
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996              $          2            $   277                 --         $       --      $     (3,349)
   Cash proceeds from issuance of
     Series C Preferred Stock                       --                 --                 --                 --                 --
   Exercise of Series A common
     stock options                                  --                  2                 --                 --                 --
   Series D preferred stock and
     options issued for purchase
     of business                                    --                232                 --                 --                 --
   Equity based compensation                        --                  2                 --                 --                 --
   Net loss                                         --                 --                 --                 --             (5,140)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                         2                513                 --                 --             (8,489)
   Cash proceeds from issuance of
     Series E Preferred Stock                       --                 --                 --                 --                 --
   Exercise of Series A common
     stock options                                  --                150                 --                 --                 --
   Purchase of  treasury stock                      --                 --              1,667                 (1)                --
   Purchase of Series B Preferred
     and Class B Common Stock                       (2)              (246)                --                 --             (2,249)
   Equity based compensation                        --              1,865                 --                 --                 --
   Net loss                                         --                 --                 --                 --             (6,639)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        --              2,282              1,667                 (1)           (17,377)
   Cash proceeds from initial
    public offering and concurrent
    private placement, and
    conversion of convertible
    preferred stock                                 --             67,565                 --                 --                 --
   Exercise of Series A common
     stock options                                  --                244                 --                 --                 --
   Issuance of common stock -
     employee stock purchase plan                   --                723                 --                 --                 --
   Exercise of warrants                             --                 32              2,080                (32)                --
   Retirement of treasury stock                     --                (33)            (3,747)                33                 --
   Acquisition of Enact                             --              5,859                 --                 --                 --
   Acquisition of ACT!                              --             19,999                 --                 --                 --
   Adjustment to the OPIS
     acquisition                                    --                (41)                --                 --                 --
   Warrants issued                                  --              6,233                 --                 --                 --
   Shares issued for domain name                    --                 68                 --                 --                 --
   Equity based compensation                        --               (115)                --                 --                 --
   Net loss                                         --                 --                 --                 --             (7,506)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              $         --           $102,816                 --         $       --       $    (24,883)
===================================================================================================================================


                                            UNEARNED
                                             COMPEN-
                                             SATION            TOTAL
-------------------------------------------------------------------------
Balance at December 31, 1996                       --       $      1,587
   Cash proceeds from issuance of
     Series C Preferred Stock                       --              6,448
   Exercise of Series A common
     stock options                                  --                  2
   Series D preferred stock and
     options issued for purchase
     of business                                    --              4,176
   Equity based compensation                        --                  2
   Net loss                                         --             (5,140)
-------------------------------------------------------------------------
Balance at December 31, 1997                        --              7,075
   Cash proceeds from issuance of
     Series E Preferred Stock                       --             18,439
   Exercise of Series A common
     stock options                                  --                151
   Purchase of  treasury stock                      --                 (1)
   Purchase of Series B Preferred
     and Class B Common Stock                       --             (2,500)
   Equity based compensation                    (1,789)                76
   Net loss                                         --             (6,639)
-------------------------------------------------------------------------
Balance at December 31, 1998                    (1,789)            16,601
   Cash proceeds from initial
    public offering and concurrent
    private placement, and
    conversion of convertible
    preferred stock                                 --             34,096
   Exercise of Series A common
     stock options                                  --                245
   Issuance of common stock -
     employee stock purchase plan                   --                723
   Exercise of warrants                             --                 --
   Retirement of treasury stock                     --                 --
   Acquisition of Enact                         (1,806)             4,053
   Acquisition of ACT!                              --             20,000
   Adjustment to the OPIS
     acquisition                                    --                (41)
   Warrants issued                                  --              6,233
   Shares issued for domain name                    --                 68
   Equity based compensation                       961                846
   Net loss                                         --             (7,506)
-------------------------------------------------------------------------
Balance at December 31, 1999              $     (2,634)      $     75,318
=========================================================================

                     SalesLogix Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              1999          1998           1997
                                                                           ---------------------------------------
OPERATING ACTIVITIES
Net loss                                                                   $ (7,506)      $ (6,639)      $ (5,140)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation, including amortization of leased assets                    1,986            787            254
     Amortization of acquisition related intangible assets                    3,479          1,436            360
     Write-off of in-process research and development                           900             --             --
     Provision for losses on accounts receivable                              2,206            666            181
     Warrant issuance expense                                                    --             11              2
     Noncash equity compensation                                                445             65             --
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                (10,006)        (3,082)        (2,133)
         Prepaid expenses and other assets                                   (1,299)          (350)          (369)
         Accounts payable                                                     3,911            200            432
         Accrued expenses                                                       244            466            226
         Deferred revenues                                                    2,788            898            571
         Deferred rental obligation                                              --            106             --
                                                                           ---------------------------------------
Net cash used in operating activities                                        (2,852)        (5,436)        (5,616)
                                                                           ---------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                                          (6,063)        (1,597)          (234)
Payment for purchase of acquisitions, net of cash acquired                   (5,832)            --           (559)
Increase in other assets                                                     (1,037)           (91)            --
                                                                           ---------------------------------------
Net cash used in investing activities                                       (12,932)        (1,688)          (793)
                                                                           ---------------------------------------

FINANCING ACTIVITIES
Proceeds from long-term debt                                                 25,942             --          1,500
Repayments of long-term debt                                                 (1,474)          (326)          (100)
Net proceeds from initial public offering                                    34,096             --             --
Principal payments under capital lease obligations                             (563)          (451)          (227)
Net proceeds from issuance of preferred stock                                    --         18,439          6,448
Purchase of Series B preferred and Class B common stock                          --         (2,500)            --
Purchase of treasury stock                                                       --             (1)            --
Proceeds from employee stock purchase plan                                      723             --             --
Issuance of warrants                                                          6,233             --             --
Proceeds from exercise of common stock options                                  245            151              2
                                                                           ---------------------------------------
Net cash provided by financing activities                                    65,202         15,312          7,623
                                                                           ---------------------------------------
Net increase in cash and cash equivalents                                    49,418          8,188          1,214
Cash and cash equivalents, beginning of period                               11,377          3,189          1,975
                                                                           =======================================
Cash and cash equivalents, end of period                                   $ 60,795       $ 11,377       $  3,189
                                                                           =======================================

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease obligations                            $  2,894       $    607       $    698
                                                                           =======================================
Intangible assets acquired with common and preferred stock and
   preferred stock options                                                 $ 24,053       $     --       $  4,176
                                                                           =======================================
Cash paid for interest                                                     $    160       $    255       $     86
                                                                           =======================================

                     SalesLogix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         SalesLogix Corporation ("Company") is a leading provider of front office and e-commerce software for mid-market companies. The Company's products to create interactive selling networks that streamline prospect and customer interactions and dynamically connect mobile sales, internal telesales, third party reseller, marketing and support organizations.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when acquired and which are readily convertible to cash. The Company's investments have consisted of commercial paper, certificates of deposit with original maturities of three months or less and money market accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1999, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease obligations and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of capital lease obligations and long-term debt approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company's customer base is dispersed across many different geographic areas throughout North America, Europe and Asia Pacific and consists of companies in a variety of industries. No single customer accounted for 10% or more of total revenues during 1999, 1998 or 1997. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

                     SalesLogix Corporation and Subsidiaries

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment held under capital leases is stated at the lower of fair market value or the present value of minimum lease payments at the inception of the lease. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally three years for furniture, computers and other equipment. Equipment held under capital leases is amortized over the shorter of the lease term or estimated useful life of the asset.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. This methodology includes intangible assets acquired. Goodwill relating to specific intangible assets is included in the related impairment measurements to the extent it is identified with such assets.

REVENUE RECOGNITION AND DEFERRED REVENUE

The Company recognizes software licensing revenue upon receipt of an executed license agreement, unconditional purchase order or contract is received, delivery of the product has occurred, collection of the resulting receivable is assessed as probable, and the fee is fixed or determinable based upon vendor-specific evidence of the arrangement. Revenue from services includes support and maintenance service contracts which are recorded as deferred revenue when billed and recognized ratably over the contract period and training and consulting services which are recognized as the services are performed.

COSTS OF REVENUES

Cost of licenses includes the cost of media, product packaging, documentation and other production costs and third-party royalties.

Cost of services consists primarily of salaries, related taxes and benefits and allocated overhead costs related to consulting, training and customer support personnel.

                     SalesLogix Corporation and Subsidiaries

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and development costs, which consist primarily of software development costs, are expensed as incurred. Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is established. Under the Company's current practice of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all product development is complete, including the development of a working model. Accordingly, the Company has no capitalized software development costs.

ADVERTISING COSTS

The costs of print advertising are expensed as incurred. The costs of television advertisements are expensed upon first viewing. Advertising expense was approximately $1.5 million, $1.2 million and $872,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, prepaid expenses included $450,000 in capitalized advertising related to a television advertisement that was charged to expense by the Company upon its first viewing on January 1, 2000.

INCOME TAXES

Income taxes have been accounted for under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE COMPUTATION

Earnings per share is computed in accordance with SFAS No. 128, "Earnings per Share" as well as Staff Accounting Bulletin No. 98, which covers the determination of and accounting for "cheap stock" in periods prior to an initial public offering. Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of stock options and warrants using the treasury method and dilutive convertible securities using the if-converted method.

Pro forma net loss per share presented in the consolidated statements of operations has been computed as described above, but also gives effect to the conversion of all outstanding shares of convertible preferred stock into common stock upon the closing of the Company's initial public offering (determined using the if-converted method).

                     SalesLogix Corporation and Subsidiaries

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Through December 31, 1999, the functional currency for the Company's foreign transactions is the U.S. dollar. All income and expense items are translated at the prevailing exchange rate when the transaction occurs. Gains and losses on foreign currency transactions are included in the consolidated statement of operations as incurred. To date, gains and losses on foreign currency transactions have not been significant.

STOCK-BASED COMPENSATION

The Company has elected to follow the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). APB 25 provides that no compensation expense is recognized on employee stock option grants when the exercise price of such grants is equal to or greater than the market price of the Company's stock.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE LOSS

The Company reports comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income". Comprehensive loss is the same as net loss for all periods presented.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (see Note
11).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). the Company adopted SFAS No. 133 on January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its results of operations or financial position.

                     SalesLogix Corporation and Subsidiaries

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

2.       ACQUISITIONS

On December 31, 1999, the Company acquired the ACT! product line and related business from Symantec Corporation pursuant to an agreement dated December 6, 1999, as amended and closed on December 31, 1999. Under the terms of the agreement, we acquired an exclusive, worldwide license to ACT! and an option to purchase the product line at the end of the four year license term for an aggregate purchase price of $60.0 million in cash, plus 623,247 shares of SalesLogix common stock valued at $20.0 million. The Company is accounting for the transaction using the purchase method of accounting. Amounts due to Symantec are based on a contractual formula and are subject to maximums of $5.0 million per quarter in 2000, $4.25 million per quarter in 2001, $2.75 million per quarter in 2002, and $2.25 million per quarter in 2003. The maximum quarterly payment amounts total $57.0 million, and the Company believes the limits will be reached in each quarter during the four year term of the agreement. The final payment is equal to $60.0 million less amounts previously paid. The cash portion of the purchase price has been discounted at 22.4% to reflect the Company's incremental borrowing rate in a simultaneous third party borrowing transaction. The Company has also assumed certain deferred revenue obligations for which Symantec will provide reimbursement.

On April 30, 1999, the Company acquired Enact Incorporated ("Enact"), a provider of sales configuration software for managing product catalogs and marketing encyclopedias and generating proposals, quotes, and orders. The Company paid $4.2 million in cash and issued 609,424 shares of common stock, of which 201,893 shares are subject to three year monthly vesting. In connection with the acquisition, the Company incurred direct acquisition related expenses of approximately $1.4 million. Upon consummation of the transaction, Enact was merged into a wholly-owned subsidiary of the Company.

On December 30, 1997, the Company completed the acquisition of Opis Corporation ("Opis"), a company engaged in the development, marketing and sales of customer support software primarily to mid-sized organizations. The Company paid $801,559 in cash and issued 1,228,654 shares of its Series D preferred stock in exchange for all outstanding capital stock of Opis. The Company also assumed all outstanding Opis options, which were converted to options to purchase 96,836 shares of the Company's Series D preferred stock. The aggregate cost of the acquisition was approximately $6.3 million (including direct acquisition costs). Upon consummation of the transaction, Opis was merged into a wholly-owned subsidiary of the Company.

The acquisitions of Act, Enact, and Opis were recorded using the purchase method of accounting. The results of operations of the acquired companies and the fair values of the acquired assets and liabilities were included in the Company's financial statements beginning on the acquisition date.

                     SalesLogix Corporation and Subsidiaries

The purchase prices of the acquired companies have been allocated to the assets acquired and liabilities assumed as follows:


                                                        ACT         ENACT        OPIS
                                                      -------      -------      -------
Purchased technology                                  $37,128      $ 2,800      $ 1,200
Customer list and other                                24,752           --          320
Goodwill                                                   --        5,969        4,381
Write-off of in-process research and development           --          900          360
                                                      -------      -------      -------
                                                      $61,880      $ 9,669      $ 6,261
                                                      =======      =======      =======

The Company received independent appraisals of the intangible assets acquired from Enact and Opis. These appraisals indicated that approximately $900,000 of the acquired intangible assets from Enact and $360,000 of the acquired intangible assets from Opis were in-process research and development that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense upon acquisition. The write off of in-process research and development of $900,000 in 1999, $0 in 1998, and $360,000 in 1997 has been included in amortization of acquisition-related intangibles in the statements of operations.

The pro forma results of operations set forth below have been prepared to reflect the acquisitions of Act and Enact, assuming both acquisitions had occurred on January 1, 1998.

                                                PRO FORMA
                                            FOR THE YEAR ENDED
                                               DECEMBER 31,

                                            1999           1998
                                          -----------------------
                                           (in thousands, except
                                              per share data)
                                               (unaudited)
Total revenues                            $ 74,261       $ 58,417
                                          ========       ========

Net loss                                  ($25,767)      ($25,653)
                                          ========       ========

Basic and diluted net loss per share      ($  1.45)      ($  1.89)
                                          ========       ========

Act was not a subsidiary or a reportable segment of Symantec. Symantec maintained separate accounts to capture research and development and certain product specific marketing activities of Act. Symantec did not maintain separate accounts to capture corporate services, information services, selling, other marketing, or general and administrative expenses incurred at the corporate level and allocated to Act by Symantec. Symantec's cost of revenue includes the direct manufacturing costs of the Act product, royalties, and the allocation of various manufacturing overhead costs to the Act. The costs included above include the expenses attributed to Act by Symantec as well as the additional expenses the Company estimates it would have incurred had

                    SalesLogix Corporation and Subsidiaries
it run Act since January 1, 1998. These costs are not necessarily indicative of the costs that would have been incurred if SalesLogix had operated the business for the periods presented. The expenses charged Act by Symantec are not necessarily indicative of the expenses that would have been incurred had Act operated as a stand-alone business.

The unaudited pro forma results of operations do not purport to present what the Company's financial position or results of operations would actually have been had the events leading to the pro forma adjustments in fact occurred on the date or at the beginning of the periods indicated or to project the Company's financial position or results of operations for any future date or period.

3.       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                        DECEMBER 31
                                                      1999        1998
                                                    --------------------
                                                       (in thousands)
Furniture and fixtures                              $ 1,577      $   826
Computers and other equipment                        10,809        2,673
Leasehold improvements                                  153          112
                                                    --------------------
                                                     12,539        3,611
Less accumulated depreciation and amortization        2,832        1,067
                                                    --------------------
                                                    $ 9,707      $ 2,544
                                                    ====================

4.       INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                       DECEMBER 31
                                                    1999        1998
                                                  --------------------
                                                     (in thousands)
Purchased technology                              $41,128      $ 1,200
Customer list and other                            25,072          320
Goodwill                                           10,350        4,381
                                                  --------------------
                                                   76,550        5,901
Amortization                                        4,501        1,436
                                                  --------------------
Net intangible assets of acquired businesses      $72,049      $ 4,465
                                                  ====================

Purchased technology, goodwill, customer lists, and other intangibles are stated at cost and are amortized over their estimated useful lives of three to five years using the straight-line method.

                    SalesLogix Corporation and Subsidiaries

5.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                     DECEMBER 31
                                   1999       1998
                                 ------------------
                                   (in thousands)
Compensation                     $1,239      $  686
Benefits                            879         380
Direct costs of acquisition         502         181
Other                               523         527
                                 ------------------
                                 $3,143      $1,774
                                 ==================


6.       LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                               DECEMBER 31
                                                                            1999        1998
                                                                          --------------------
                                                                             (in thousands)
Senior subordinated debt, due December 31, 2004, stated interest at 11%
   payable quarterly, net of unamortized discount of $6,558               $25,942      $    --

Payable for purchase of Act, no stated interest, quarterly payments
   through December 31, 2003, net of unamortized discount of $19,060       40,940           --

Repaid in 1999                                                                 --        1,474
                                                                          --------------------
                                                                          $66,882       $1,474
                                                                          ====================

On December 31, 1999, the Company borrowed $32,500,000 of senior subordinated debt ("the Subordinated Debt"). The first two interest payments may be made "in kind" by increasing the principal balance by the amount of interest due. The Company paid a 1% commitment fee on the Subordinated Debt and issued warrants to purchase 841,107 shares of the Company's common stock at $28.75 per share to the lenders. Warrants to purchase an additional 0.8125% of the Company's fully diluted shares, as defined, are due to the lenders on June 30, 2000, July 31, 2000, and August 31, 2000 if the Subordinated Debt has not been repaid on these dates. Warrants to purchase an additional 2.847% of the Company's fully diluted shares, as defined, are due to the lenders if the Subordinated Debt has not been repaid by April 2, 2001. The first two interest payments may be made "in kind" by increasing the principal balance by the amount of interest due.

The fair value of these warrants, determined using the Black Scholes method, as well as the commitment fee, have been recorded as a discount to the debt and will be amortized to interest expense using the interest method over the term of the loan. The effective interest rate on the Subordinated Debt, including amortization of this discount, is 22.4% at December 31, 1999.

                    SalesLogix Corporation and Subsidiaries

The payable for the purchase of Act does not have a stated interest rate. Quarterly payments of $5,000,000 in 2000, $4,250,000 in 2001, $2,750,000 in
2002, and $2,250,000 and one payment of $3,000,000 in 2005 have been discounted at 22.4% to reflect the Company's borrowing rate on the concurrent Subordinated Debt financing.

The aggregate annual principal maturities of long-term debt, net of unamortized discount, as of December 31, 1999 are as follows:


                          Subordinated
                             Debt         Act Payable    Total
                          ------------------------------------
                                  (in thousands)
2000                      $    --          $11,775      $11,775
2001                           --           11,381       11,381
2002                           --            7,629        7,629
2003                           --            7,312        7,312
2004                       25,942            2,843       28,785
                          -------------------------------------
                           25,942           40,940       66,882
Less current portion           --           11,775       11,775
                          -------------------------------------
                          $25,942          $29,165      $55,107
                          =====================================

7.       LEASES

The Company leases furniture and equipment under capital leases that expire in various years through 2003. The Company also leases office facilities under noncancelable operating leases that expire in various years through 2005.

Property and equipment includes the following amounts for leases that have been capitalized:

                                       DECEMBER 31
                                    1999       1998
                                   ------------------
                                    (in thousands)
Furniture and equipment            $4,399      $1,729
Less accumulated amortization       1,088         753
                                   ------------------
                                   $3,311      $  976
                                   ==================

Amortization of leased assets is included in operating expenses in the accompanying consolidated statements of operations.

                    SalesLogix Corporation and Subsidiaries

Future minimum annual payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1999:

                                                            CAPITAL   OPERATING
                                                            LEASES     LEASES
                                                            -------------------
                                                               (in thousands)
2000                                                        $1,307      $1,869
2001                                                         1,235       1,430
2002                                                         1,107       1,440
2003                                                           184       1,450
2004                                                            --         381
Thereafter                                                      --         583
                                                            ------------------
Total minimum lease payments                                 3,833      $7,153
                                                                        ======
Amounts representing interest                                  486
                                                            ======
Present value of net minimum lease payments (including
   current portion of $1,083)                               $3,347
                                                            ======

Total rent expense for the operating lease amounted to approximately $1,400,000, $685,000 and $273,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

8.       CAPITAL STOCK

In May 1999, the Company's initial public offering became effective. The Company sold 3,823,750 shares of common stock at an offering price of $9.00 per share in the offering and 402,994 shares of common stock at a purchase price of $8.685 in a concurrent private placement. Net proceeds from the offering and private placement were approximately $34.1 million.

Prior to its initial public offering, the Company had Series A, B, C, D and E preferred stock and Class A and B common stock outstanding. Each share of Series A, B, C, D and E preferred stock had a par value of $.001 per share and was convertible, at the option of the holder, into two-thirds of a share of Class A common stock (Class B common stock for the Series B preferred stockholders). All Series A, B, C, D and E preferred stock and Class B common stock automatically converted into Class A common stock upon closing of the Company's initial public offering in May 1999.

In July 1998, the Company repurchased 33,240 shares of Series B convertible preferred stock and 1,650,506 shares of Class B common stock at its fair value of $2,500,000 in conjunction with the settlement of litigation involving the termination of an officer of the Company whereby both parties also dropped their respective claims against each other.

                    SalesLogix Corporation and Subsidiaries

The company had the following shares of Class A common stock reserved for future issuance:

                                                     DECEMBER 31,
                                                1999            1998
                                             --------------------------
1996 Equity Incentive Plan                    3,104,832       2,361,674
Subordinated Debt warrants                    2,057,869              --
1999 Employee Stock Purchase Plan               205,547              --
1999 Non-Employee Director Stock Option
  Plan                                          200,000              --
1998 Business Partner Stock Option Plan         101,777         166,667
Series A preferred stock warrants                43,334          43,334
Series D preferred stock options                 53,105          64,558
Series D preferred stock warrants                    --           6,667
Conversion of preferred stocks                       --      10,045,436
Conversion of Class B common stock                   --          72,827
                                             --------------------------
Total                                         5,766,464      12,761,163
                                             ==========================

9.       STOCK OPTIONS

The Company has elected to follow APB 25 in accounting for its employee stock options. Under APB 25, as long as the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of the grant, no compensation expense is recognized. All of the Company's employee stock option grants have been made at fair value for accounting purposes with the exception of certain 1998 grants, the largest of which was a December 10, 1998 grant of 442,000 shares at $1.53 per share. Subsequent to the date of grant, the Company determined that the fair value for accounting purposes at the date of grant should have been $4.50 per share. This determination was based upon third party transactions subsequent to but near the date of grant. The Company also had additional grants at $1.53 from June to October 1998 for which the fair value for accounting purposes was determined to be higher by $0.97 to $1.97 per share. As a result, the Company recorded unearned compensation of $1,856,377 which is being amortized over the four-year vesting period of these options.

The Company has an equity incentive plan for certain employees, directors, consultants and independent contractors ("1996 Plan"). Under the 1996 Plan, options to purchase stock of the Company will be granted to participants at an exercise price to be determined by the Board. Incentive stock options granted under the plan may be granted to employees only and may not have an exercise price less than the fair market value of the stock as of the date of the grant. Incentive stock options have a term of ten years and are exercisable over four years commencing on the one-year anniversary of the employees' hire date.

                    SalesLogix Corporation and Subsidiaries

Option activity under the 1996 Plan is as follows:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                                     EXERCISE
                                        SHARES       EXERCISE PRICE    PRICE
                                      -----------------------------------------
Outstanding at December 31, 1996       1,707,834       $    .15      $     .15
Granted                                  469,171         .20-.48           .33
Exercised                                (16,062)           .15            .15
Expired or canceled                      (54,086)        .15-.24           .18
                                      -----------------------------------------
Outstanding at December 31, 1997       2,106,857         .15-.48           .19
Granted                                  911,171         .60-1.53         1.37
Exercised                               (988,930)        .15-.48           .15
Expired or canceled                     (374,752)        .15-1.53          .50
                                      -----------------------------------------
Outstanding at December 31, 1998       1,654,346         .15-1.53          .80
Granted                                1,728,220        9.00-42.75       16.42
Exercised                               (390,176)        .15-9.00          .42
Expired or canceled                     (156,334)       .20-21.38         6.26
                                      -----------------------------------------
Outstanding at December 31, 1999       2,836,056       $.15-$42.75       $10.07
                                      ============                       ======
Exercisable at December 31, 1999         470,867                         $ 1.07
                                      ============                       ======

Outstanding options at December 31,1999 by range of exercise price were as follows:

                                                                                                         Weighted
                                                    Options           Options      Weighted Average       Average
                   Exercise Price                 Outstanding       Exercisable    Contractual Life    Exercise Price
        ---------------------------------------------------------------------------------------------------------------
                    $.15-$9.00                       2,022,856            470,192          8.5 years           $4.21
                   $9.01-$20.00                        368,400                675          9.6 years          $16.69
                   $20.01-$30.00                       157,450                  0          9.8 years          $23.67
                   $30.01-$42.75                       287,350                  0          9.9 years          $35.35
                                               ------------------------------------------------------------------------
                                                     2,836,056            470,867          8.9 years          $10.07
                                               ========================================================================

The weighted average fair value of employee stock options granted in 1999, 1998 and 1997 was $11.86, $0.24 and $0.06, respectively, with a weighted average remaining contractual life of approximately 8.9, 8.7 and 8.6 years, respectively.

The Company has a stock option grant program for its resellers (Business Partners) entitled the 1998 Business Partner Stock Option Plan ("Business Partners Plan"). Under the Business Partners Plan, options to purchase Class A Common Stock are issued to Business Partners who meet certain minimum sales levels. The options are granted at an exercise price equal to the fair value of the Class A Common Stock at the date of grant. As the Business Partners are not employees of the Company, expense is recognized at the time the shares become issuable based

                    SalesLogix Corporation and Subsidiaries
upon the Black-Scholes pricing model. Option activity under the Business Partners Plan is as follows:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                                                      EXERCISE
                                                SHARES          EXERCISE PRICE          PRICE
                                               ------------------------------------------------
Outstanding at December 31, 1996                    --                 --                  --
Granted                                         63,000                $.60                $.60
Exercised                                           --                 --                  --
Expired or canceled                                 --                 --                  --
                                               ------------------------------------------------
Outstanding at December 31, 1997                63,000                 .60                 .60
Granted                                         24,503                9.00                9.00
Exercised                                           --                 --                  --
Expired or canceled                                 --                 --                  --
                                               ------------------------------------------------
Outstanding at December 31, 1998                87,503              .60-9.00              2.95
Granted                                             --                 --                  --
Exercised                                      (48,223)             .60-9.00              1.51
Expired or canceled                             (4,000)                .60                .60
                                               ------------------------------------------------
Outstanding at December 31, 1999                35,280              $.60-$9.00            $5.19
                                               =======                                    =====
Exercisable at December 31, 1999                35,280                                    $5.19
                                               =======                                    =====

In 1999, the Company adopted the 1999 Non-Employee Director Stock Option Plan ("Director Plan"). Options issued under the Director Plan must have an exercise price equal to the fair value of the Company's common stock. Each non-employee director receives an option to purchase 12,500 shares of common stock upon joining the Company's board of directors and an option to purchase an additional 12,500 shares after each annual meeting in which the director remains on the board. The number of shares reserved for the Director Plan is automatically increased each year by an amount equal to 12,500 shares multiplied by the number of non-employee directors.

During 1999, options to purchase 87,500 shares of common stock were issued under the Director Plan at exercise prices ranging from $9.38 to $22.38 per share. No shares were exercised or canceled, and options to purchase 8,592 shares were exercisable at December 31, 1999.

At December 31, 1999, warrants for the purchase of 65,000 shares of Series A Preferred Stock are outstanding. The warrants are exercisable at $1.00 per share and may be exercised on a net basis. The warrants expire in 2006. In addition, options to purchase 79,658 shares of Series D Preferred Stock, issued in connection with the Opis acquisition, are outstanding (see Note 2). The options are exercisable at $.8515 per share and expire ten years from the date of grant. Upon exercise of outstanding warrants, the Series A and Series D preferred stock will immediately convert into 43,334 and 53,105 shares of common stock. Warrants for the purchase of 841,107 shares of common stock are outstanding. These warrants are exercisable at $28.75

                    SalesLogix Corporation and Subsidiaries
and may be exercised on a net basis. The holders of these warrants have certain registration rights.

SFAS No. 123 requires the presentation of pro forma information regarding net loss and net loss per share as if the Company has accounted for all its employee stock options grants under the fair value method. For purposes of this pro forma calculation, the fair value of options was estimated at the date of grant using the following weighted-average assumptions:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        1999                1998              1997
                                                                  -----------------------------------------------------
        Valuation method                                            Black-Scholes       Minimum Value     Minimum Value
        Expected life of the award                                       5 years         4 years           4 years
        Dividend yield                                                        0%              0%                0%
        Expected volatility                                                89.9%             N/A               N/A
        Risk-free interest rate                                               5%              5%                5%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                   1999                 1998                   1997
                                                                -----------------------------------------------------
                                                                         (in thousands, except per share data)
Net loss as reported                                            $(7,506)               $(6,639)               $(5,140)
Pro forma SFAS No. 123 expense                                   (1,613)                   (40)                   (16)
APB 25 expense recognized                                           445                     65                     --
                                                                -----------------------------------------------------
SFAS No. 123 Pro forma net loss                                 $(8,674)               $(6,614)               $(5,156)
                                                                =====================================================
SFAS No. 123 Pro forma basic and diluted net loss
   per share                                                    $  (.69)               $ (1.75)               $ (1.30)
                                                                =====================================================
SFAS No. 123 Pro forma basic and diluted net loss
   per share, assuming conversion of preferred
   stock                                                         $ (.52)               $  (.54)
                                                                 =============================

10.      CONTINGENCIES

The Company is a party to legal proceedings which arise out of the ordinary course of business from time to time. Management is of the opinion that any pending matters will have no material adverse effect on the Company's consolidated financial statements.

11.      SEGMENT INFORMATION

The Company operates as a single business segment and licenses and markets its products through direct and indirect channels in North America, Europe and Asia-Pacific. Information regarding revenues in different geographic regions is as follows:

                    SalesLogix Corporation and Subsidiaries

                                            YEAR ENDED DECEMBER 31,
                               1999                  1998                 1997
                             ---------------------------------------------------
                                                (in thousands)
United States                $29,593               $14,205               $ 4,642
International                  6,702                 1,438                   137
                             ---------------------------------------------------
Total revenues               $36,295               $15,643               $ 4,779
                             ===================================================

12.      INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows:

                                                   DECEMBER 31
                                             1999                1998
                                          ------------------------------
   Deferred tax assets:                           (in thousands)
    Net operating loss carryforwards
     Company                              $ 5,370                $ 4,720
     Opis                                     600                    600
   General business credits                   573                     --
   Other                                      957                    880
                                          ------------------------------
                                            7,500                  6,200
   Less valuation reserve                  (7,500)                (6,200)
                                          ------------------------------
Net deferred tax assets                        --                     --
Deferred tax liabilities                       --                     --
                                          ------------------------------
Net deferred taxes                        $    --                $    --
                                          ==============================

The valuation allowance increased by $1,300,000 and $2,500,000 at December 31, 1999 and 1998, respectively, due to the respective periods' losses. The Company has fully reserved for its deferred tax assets due to the uncertainty of recovery from future operations. As a result the Company's effective tax rate differs from the Federal statutory rate by such rate.

At December 31, 1999 the Company has net operating loss carryforwards for federal income tax purposes of approximately $15,000,000 that begin to expire in 2011, to the extent not previously utilized. Approximately $1,500,000 of the net operating loss is attributable to the Company's acquisition of Opis. These losses are limited for tax purposes under both the separate return limitation year rules and Internal Revenue Code section 382 that limit the annual utilization of net operating losses.

The Company has no income tax expense or benefit and therefore differs from the federal statutory rate by the amount of such rate. The reason for such difference is an increase in valuation reserves provided for deferred tax assets.

                    SalesLogix Corporation and Subsidiaries

13.      BENEFIT PLANS

The Company has a 401(k) Retirement Savings Plan (Plan) covering substantially all employees. Under terms of the Plan, employees may make voluntary contributions, subject to Internal Revenue Service limitations. The Company may make discretionary annual contributions to the Plan. However, no contributions were made during 1999, 1998 or 1997.

In 1999, the Company adopted an employee stock purchase plan. Under the employee stock purchase plan, eligible employees may purchase shares of the Company's common stock through payroll deductions, subject to certain limitations. The price at which the stock may be purchased is equal to 85% of the market price of the Company's stock on the lower of the first or last day of the applicable offering period. During 1999, 94,453 shares of common stock were issued under the employee stock purchase plan at a price of $7.65 per share.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 30, 2000.

                                  SALESLOGIX CORPORATION

                                  By: /s/ Patrick M. Sullivan
                                     -------------------------------------------
                                           Patrick M. Sullivan
                                           President and Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints Patrick M. Sullivan and Gary R. Acord, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact, and each of them, full power and authority to do and perform each and every act and thing as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on March 30, 2000.

                          SIGNATURE                                                      TITLE
                          ---------                                                      -----
/s/ Patrick M. Sullivan                                         President, Chief Executive Officer and Chairman of
-----------------------------------                             the Board (Principal Executive Officer)
Patrick M. Sullivan


/s/ Gary R. Acord
-----------------------------------                             Vice President, Chief Financial Officer, Secretary
Gary R. Acord                                                   and Treasurer (Principal Financial and Accounting
                                                                Officer)

/s/ Deepak Kamra
-----------------------------------                             Director
Deepak Kamra


/s/ Anthony P. Morris
-----------------------------------                             Director
Anthony P. Morris

/s/ David D. Schwab
-----------------------------------                             Director
David D. Schwab

/s/ Steve Hansen
-----------------------------------                             Director
Steve Hansen

/s/ John B. Carrington
-----------------------------------                             Director
John B. Carrington

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                             SALESLOGIX CORPORATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

        COLUMN A                 COLUMN B                       COLUMN C                       COLUMN D              COLUMN E
--------------------------    ----------------     ------------------------------------    ------------------    -----------------
                                                                ADDITIONS
                                                   ------------------------------------
                                                                         CHARGED TO
                                BALANCE OF           CHARGED TO             OTHER
                               BEGINNING OF          COSTS AND            ACCOUNTS-           DEDUCTION-          BALANCE AT END
DESCRIPTION                       PERIOD              EXPENSES            DESCRIBE           DESCRIBE (1)           OF PERIOD
--------------------------    ----------------     ---------------     ----------------    ------------------    -----------------
Year ended December 31, 1997:

  Allowance for Doubtful
  Accounts                            --                 181                  --                   --                   181

Year ended December 31, 1998:


  Allowance for Doubtful
  Accounts                           181                 666                  --                  392                   455

Year ended December 31, 1999:


  Allowance for Doubtful
  Accounts                           455               2,206                  --                1,597                 1,064

-----------------------
(1)      Uncollectible accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

                                    EXHIBITS

NUMBER                            DESCRIPTION
------                            -----------
 2.1**    Software License Agreement between the Company and Symantec
          Corporation dated December 6, 1999.
 2.2**    Amendment to Software License Agreement between the Company and Symantec Corporation dated December 31, 1999.
 2.3**    Exhibit A to Software License Agreement -- Licensed
          Products.
 2.4**    Exhibit C to Software License Agreement -- Other Transferred
          Assets.
 2.5**    Exhibit E to Software License Agreement -- Transferred
          Liabilities.
 2.6**    Exhibit F to Software License Agreement -- Transition
          Agreement.
 2.7**    Exhibit M to Software License Agreement -- Registration
          Rights Agreement.
 2.8**    Exhibit N to Software License Agreement -- Stockholder
          Agreement.
 3.4*     Fifth Restated Certificate of Incorporation of the
          registrant.
 3.5*     Second Restated Bylaws of the registrant.
 4.1*     Amended and Restated Investors' Rights Agreement, dated as of June 4, 1998, by and among the registrant and the parties named therein.
 4.2*     Opis Investors' Rights Agreement, dated as of December 30,
          1997, among the registrant and the parties named therein.
 4.3*     Warrant to Purchase Stock, dated December 2, 1997, issued to
          Silicon Valley Bank that includes piggyback registration
          rights.
10.1*     Office Lease Agreement, dated as of June 17, 1998, between
          Gainey Ranch Corporate Center and the registrant.
10.2*     Second Amended and Restated Loan and Security Agreement,
          dated as of December 2, 1997, between Silicon Valley Bank
          and the registrant, and modifications thereto.
10.3*     Master Equipment Lease dated June 7, 1996 between the
          registrant and Comdisco, Inc., including subsequent
          schedules of equipment.
10.4*     1996 Equity Incentive Plan, as amended.
10.5*     1998 Business Partner Stock Option Plan, as amended.
10.6*     Outside Director Stock Option Plan
10.7*     Employee Stock Purchase Plan.
10.8*     Employment Agreement dated January 17, 1996 with Patrick M.
          Sullivan.
10.9      Senior Subordinated Note and Warrant Purchase Agreement
          dated December 31, 1999 among the registrant, BA Technology
          I, LLC and GE Capital Equity Investments, Inc.
10.10     Registration Rights Agreement dated December 31, 1999 among the registrant, BA Technology I, LLC and GE Capital Equity
          Investments, Inc.
10.11     Common Stock Purchase Warrant dated December 31, 1999 issued to BA Technology I, LLC
10.12     Common Stock Purchase Warrant dated December 31, 1999 issued to GE Capital Equity Investments, Inc.
10.13     Senior Subordinated Note Due 12/31/04 issued to BA
          Technology I, LLC
10.14     Senior Subordinated Note Due 12/31/04 issued to GE Capital
          Equity Investments, Inc.
10.15     Office Lease Agreement dated as of November 1, 1999 between the Registrant and Opus West Corporation.
21.1      Subsidiaries of the registrant.

NUMBER                            DESCRIPTION
------                            -----------
23.1      Consent of Ernst & Young LLP, Independent Auditors.
27.1      Financial Data Schedule.

---------------
* Incorporated by reference to the Registration Statement on Form S-1 (No. 333-75353) filed by the registrant on March 31, 1999, as amended.

** Incorporated by reference to the Current Report on Form 8-K, filed by the registrant for transaction dated December 31, 1999.