Form 10-Q
period 2000-03-31
INTERACT COMMERCE CORP
filed 2000-05-10
CIK 1027108

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO __________________

                         COMMISSION FILE NUMBER 0-26161

                          INTERACT COMMERCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                                86-0808340
(STATE OR OTHER JURISDICTION OF INCORPORATION OR               (I.R.S. EMPLOYER IDENTIFICATION NO.)
                  ORGANIZATION)

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

As of April 30, 2000, there were 19,622,839 outstanding shares of Common Stock, par value $.001 per share, of Interact Commerce Corporation.

              INTERACT COMMERCE CORPORATION AND SUBSIDIARIES INDEX

                                                                                                               Page

PART I.  FINANCIAL INFORMATION .............................................................................      1


              ITEM 1.      FINANCIAL STATEMENTS ............................................................      1

                           INTERACT COMMERCE CORPORATION AND SUBSIDIARIES CONDENSED
                                    CONSOLIDATED BALANCE SHEETS ............................................      1

                           INTERACT COMMERCE CORPORATION AND SUBSIDIARIES CONDENSED
                                    CONSOLIDATED STATEMENTS OF OPERATIONS ..................................      2

                           INTERACT COMMERCE CORPORATION AND SUBSIDIARIES CONDENSED
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS ..................................      3

                           INTERACT COMMERCE CORPORATION AND SUBSIDIARIES NOTES TO
                                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ............................      4

                           NOTE 1.  BASIS OF PRESENTATION ..................................................      4

                           NOTE 2.  ACQUISITION ............................................................      4

                           NOTE 3.  EARNINGS PER SHARE .....................................................      6

                           NOTE 4.  NEW PRONOUNCEMENTS .....................................................      6

                           NOTE 5.  SEGMENT INFORMATION ....................................................      6

                           NOTE 6.  SUBSEQUENT EVENT .......................................................      7


              ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS ..............................................      8

                           OVERVIEW ........................................................................      8

                           RESULTS OF OPERATIONS ...........................................................     10

                           LIQUIDITY AND CAPITAL RESOURCES .................................................     13

                           YEAR 2000 COMPLIANCE ............................................................     14


              ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......................     15

PART II  OTHER INFORMATION .................................................................................     16


              ITEM 1.      LEGAL PROCEEDINGS ...............................................................     16


              ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS .......................................     16


              ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................     16


              ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K ................................................     17

SIGNATURES .................................................................................................     18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              MARCH 31,      DECEMBER 31,
                                                                                2000            1999
                                                                                ----            ----
                              ASSETS                                         (Unaudited)
Current assets:                                                              $  54,566       $  60,795
     Cash and cash equivalents
     Accounts receivable, net of allowance for doubtful accounts of             11,819          12,609
        $1,123 and $1,064 at March 31, 2000 and at December 31, 1999,
        respectively
     Due from Symantec Corporation                                              11,651           5,609
     Prepaid expenses and other current assets                                   2,258           2,953
                                                                             ---------       ---------
         Total current assets                                                   80,294          81,966

Property and equipment, net                                                     12,673           9,707
Intangible assets                                                               67,172          72,049
Other assets                                                                     1,805           1,161
                                                                             ---------       ---------
                                                                             $ 161,944       $ 164,883
                                                                             =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $   5,913       $   5,287
     Accrued expenses                                                            5,491           3,143
     Due to Symantec Corporation                                                 3,545              --
     Current portion of capital lease obligations                                1,021           1,083
     Current portion of long-term debt                                          14,068          11,775
     Deferred revenues                                                           9,091          10,800
                                                                             ---------       ---------
         Total current liabilities                                              39,129          32,088

Capital lease obligations, less current portion                                  2,154           2,264
Long-term debt, less current portion                                            56,734          55,107
Deferred rental obligation                                                         106             106

Stockholders' equity:
     Preferred Stock, authorized 20,000,000 shares, no shares issued or
         outstanding at March 31, 2000 or December 31, 1999                         --              --
     Class A Common Stock, par value $0.001 per share; 50,000,000 shares authorized, 19,567,736 and 19,348,791 shares issued outstanding at March 31,2000 and December 31, 1999,
         respectively                                                               20              19
     Additional paid-in capital                                                103,188         102,816
     Accumulated deficit                                                       (37,006)        (24,883)
     Foreign currency translation adjustment                                        (5)             --
     Unearned compensation                                                      (2,376)         (2,634)
                                                                             ---------       ---------
Total stockholders' equity                                                      63,821          75,318
                                                                             ---------       ---------
Total liabilities and stockholders' equity                                   $ 161,944       $ 164,883
                                                                             =========       =========

                             See accompanying notes

                 INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                            ---------
                                                                       2000           1999
                                                                       ----           ----
Revenues:
     Licenses                                                        $ 17,171       $  4,225
     Services                                                           4,597          2,077
                                                                     --------       --------
         Total revenues                                                21,768          6,302
                                                                     --------       --------

Costs of revenues:
     Licenses                                                           1,973            332
     Services                                                           3,732          1,351
                                                                     --------       --------
         Total costs of revenues                                        5,705          1,683
                                                                     --------       --------

Gross profit                                                           16,063          4,619

Operating expenses:
     Sales and marketing                                               12,513          3,595
     Research and development                                           5,187          1,286
     General and administrative                                         2,265            587
     Amortization of acquisition related intangible assets              5,028            279
                                                                     --------       --------
         Total operating expenses                                      24,993          5,747
                                                                     --------       --------

Loss from operations                                                   (8,930)        (1,128)
Other income (expense):
     Interest income                                                      789            106
     Interest expense                                                    (927)           (59)
     Accretion of discount on long-term debt                           (3,055)            --
                                                                     --------       --------
Loss before provision for income taxes                                (12,123)        (1,081)
Provision for income taxes                                                 --             --
                                                                     --------       --------
Net loss                                                             $(12,123)      $ (1,081)
                                                                     ========       ========
Historic basic and diluted net loss per share                        $  (0.62)      $  (0.31)
                                                                     ========       ========
Pro forma basic and diluted net loss per share                       $  (0.62)      $  (0.08)
                                                                     ========       ========

Weighted average shares used in calculating historic basic and
     diluted net loss per share                                        19,444          3,443
                                                                     ========       ========

Weighted average shares used in calculating pro forma basic and
     diluted net loss per share                                        19,444         13,488
                                                                     ========       ========

                             See accompanying notes.

                 INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                             ---------
                                                                         2000          1999
                                                                         ----          ----
OPERATING ACTIVITIES
Net loss                                                              $(12,123)      $ (1,081)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation, including amortization of leased assets               1,017            343
     Amortization of acquisition related intangible assets               5,028            279
     Noncash interest and accretion of debt discount                     3,920             --
     Provision for losses on accounts receivable                           770            245
     Amortization of unearned compensation                                 108            115
     Changes in operating assets and liabilities, net of effects from acquisitions:
       Accounts receivable                                                  19         (1,783)
       Due to/from Symantec Corporation                                 (2,497)            --
       Prepaid expenses and other current assets                           694           (784)
       Accounts payable                                                    626            537
       Accrued expenses                                                  2,348            145
       Deferred revenue                                                 (1,709)           743
                                                                      --------       --------
Net cash used in operating activities                                   (1,799)        (1,241)
                                                                      --------       --------

INVESTING ACTIVITIES
Purchases of property and equipment                                     (3,983)          (588)
Increase in other assets                                                  (644)            --
                                                                      --------       --------
Net cash used in investing activities                                   (4,627)          (588)

FINANCING ACTIVITIES
Repayment of bank term loan                                                 --            (98)
Principal payments under capital lease obligations                        (172)          (141)
Proceeds from exercise of common stock options                             374             45
                                                                      --------       --------
Net cash provided by (used in) financing activities                        202           (194)
                                                                      --------       --------
Net decrease in cash and cash equivalents                               (6,224)        (2,023)
Effect of exchange rate changes on cash                                     (5)            --
Cash and cash equivalents, beginning of period                          60,795         11,377
                                                                      --------       --------
Cash and cash equivalents, end of period                              $ 54,566       $  9,354
                                                                      ========       ========

Supplemental Cash Flow Information
Assets acquired under capital lease obligations                       $     --       $     22
                                                                      ========       ========
Cash paid for interest                                                $     33       $     59
                                                                      ========       ========

                             See accompanying notes.

                 INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         Interact Commerce Corporation ("the Company") is a leading provider of front office and e-commerce software for individuals, small businesses and mid-market companies. The Company's products create interactive selling networks that streamline prospect and customer interactions and dynamically connect mobile sales, internal telesales, third-party reseller, marketing and support organizations. Prior to April 26, 2000, the Company was known as SalesLogix Corporation.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on substantially the same basis as the Company's audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of its financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2.  ACQUISITIONS

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

NOTE 3.  EARNINGS PER SHARE

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

NOTE 4.  NEW PRONOUNCEMENTS

         In June 1998, Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company adopted SFAS 133 on January 1, 2000. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS 133 did not have a significant effect on its results of operations or financial position.

NOTE 5.  SEGMENT INFORMATION

         Prior to January 1, 2000, the Company operated as a single business segment. Beginning on January 1, 2000, the Company manages its business as two segments, software and Internet. The software segment includes the Company's traditional SalesLogix products for sales, support, and configuration and the ACT! software products acquired on December 31, 1999. The Internet segment includes the Company's new Interact.com business. The Company evaluates performance based on profit or loss before charges for amortization of acquisition related intangible assets and net interest costs. Segment information is as follows for the three months ended March 31, 2000.

                                                                 Segment
                                            Revenues          Profit (Loss)
                                         -------------------------------------
                                                    (in thousands)
                                         -------------     -------------------
                       Software               $21,768                    $428
                       Internet                    --                  (4,330)
                                         -------------     -------------------
                       Total                  $21,768                  (3,902)
                                         =============     ===================

Total segment profit (loss) reconciles to consolidated loss before taxes for the three months ended March 31, 2000 as follows:

Total segment profit (loss)                          $  (3,902)
Amounts not allocated to segments:
   Amortization of acquisition related
     intangible assets                                  (5,028)
     Interest income                                       789
     Interest expense                                   (3,982)
                                              -----------------
Net loss                                             $ (12,123)
                                              =================

         The Company licenses and markets its products through direct and indirect channels North America (United States and Canada), EMEA (Europe, Middle East, and Africa) and Asia-Pacific (Australia and Asia). Information regarding revenues in different geographic regions is as follows:

                     THREE MONTHS ENDED
                          MARCH 31,
                          ---------
                      2000         1999
                      ----         ----
                       (in thousands)
North America       $18,289      $ 5,422
International         3,479          880
                    -------      -------

Total revenues      $21,768      $ 6,302
                    =======      =======

NOTE 6.  SUBSEQUENT EVENT

         On April 27, 2000, the Company entered into a $4,000,000 revolving line of credit agreement with a bank. Borrowings under the line will bear interest at the bank's prime rate plus .50% and are secured by substantially all of the Company's assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this Form 10-Q contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements. In addition, our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors," "Business" and elsewhere in our Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

         Interact Commerce Corporation ("the Company") is the leading provider of applications and services that streamline selling processes for individuals and enable collaborative selling networks for companies, customers and partners. These solutions manage interactions between sellers and customers, such as inquiries coming in over the web, online orders, outbound calls, support, e-mails, letters, and customer meetings. By integrating personal computer (PC) and wireless device-based applications seamlessly with Internet services, without forcing redundant data entry in Internet portals or eliminating the ability to work offline, interactive selling communities that are familiar and easy to use are created. These interactive selling networks dynamically share information between community members; connect their e-business sales and customer management applications with valuable Internet content and services; and automatically manage selling transactions.

         Prior to April 26, 2000, the Company was known as SalesLogix Corporation. The Company was incorporated in September 1995 and commenced operations in January 1996. From January 1996 until April 1997, our operating activities related primarily to research and development and the initial development of our independent business partner channel. In April 1997, we released the first commercial version of SalesLogix, our client-server based sales automation solution.

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

         In April 1999, we acquired Enact Incorporated in a merger transaction. Enact was a privately-held provider of sales configuration software for managing product catalogs and marketing encyclopedias and generating proposals, quotes and orders. In connection with the Enact acquisition, we issued 609,424 shares of our common stock, of which 201,893 shares are restricted subject to three year monthly vesting based upon the continued employment of officers of Enact. We paid $4.2 million in cash for merger consideration, plus transaction expenses and repayment of Enact's debt. We also entered into employment agreements with officers of Enact in connection with the acquisition. The transaction was recorded under the purchase method of accounting and the results of operations of Enact and the fair value of the assets acquired and liabilities assumed are included in our consolidated financial statements beginning on April 30, 1999. In connection with this acquisition, we recorded approximately $8.8 million in capitalized technology and other intangible assets that will be amortized over three years, and expensed approximately $900,000 of in-process research and development based upon an independent appraisal.

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

         ACT! is a shrink-wrapped product that is sold through a two-tier retail distribution channel. We recognize ACT! revenue upon persuasive evidence of an arrangement, delivery of software to the customer, determination that there are no significant post-delivery obligations, and a probable collection of a fixed or determinable fee. Product revenue related to all distribution channel inventory in excess of defined in inventory levels in such channels will be deferred. Revenue related to significant post-contract support agreements (generally product maintenance and upgrade insurance) will be deferred and recognized over the period of the arrangement.

         On December 31, 1999, we received net proceeds of $25.9 million from the sale of senior subordinated debt. We paid a 1% commitment fee on the subordinated debt and issued warrants to purchase 841,107 shares of our common stock at $28.75 per share to the lenders. The fair value of these warrants, determined using the Black Scholes method, as well as the commitment fee, have been recorded as a discount to the debt and will be amortized to interest expense using the interest method over the term of the loan. The first two interest payments may be made "in kind" by increasing the principal balance by the amount of interest due. The effective interest rate on the subordinated debt, including amortization of this discount, is 22.4%.

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

                                                                PERCENTAGE OF TOTAL REVENUES
                                                                ----------------------------
                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                         ---------
                                                                     2000         1999
                                                                     ----         ----
Revenues:
     Licenses                                                        78.9%        67.0%
     Services                                                        21.1%        33.0%
                                                                   ---------    ---------

         Total revenues                                             100.0%       100.0%

Costs of revenues:
     Licenses                                                         9.1%         5.3%
     Services                                                        17.1%        21.4%
                                                                   ---------    ---------

         Total costs of revenues                                     26.2%        26.7%
                                                                   ---------    ---------

Gross profit                                                         73.8%        73.3%
Operating expenses:
     Sales and marketing                                             57.5%        57.1%
     Research and development                                        23.8%        20.4%
     General and administrative                                      10.4%         9.3%
     Amortization of acquisition related intangible assets
                                                                     23.1%         4.4%
                                                                   ---------    ---------
         Total operating expenses                                   114.8%        91.2%
                                                                   ---------    ---------
Loss from operations                                                (41.0)%      (17.9)%
Interest and other income (expense), net                            (14.7)%        0.7%
                                                                   ---------    ---------

Net loss                                                            (55.7)%      (17.2)%
                                                                =========    =========

Revenues

         Total revenues increased from $6.3 million in the three months ended March 31, 1999 to $21.8 million in the three months ended March 31, 2000, an increase of 245%. No customer accounted for more than 10% of revenues in the three months ended March 31, 1999 or 2000. Our revenues outside of North America increased from approximately $880,000 in the three months ended March 31, 1999 to approximately $3.5 million in the three months ended March 31, 2000.

         License Revenues. Our license revenues increased from $4.2 million in the three months ended March 31, 1999 to $17.2 million in the three months ended March 31, 2000, an increase of 306%. License revenues for the three months ended March 31, 2000 include ACT! revenues since December 31, 1999, the date of closing. The increase in license revenues was due primarily to the acquisition of ACT!

Excluding ACT!, the increase was due primarily to increases in the size and productivity of our business partner network, increased market awareness and acceptance of our products and the growth of our direct sales force. License revenues represented 67.0% and 78.9% of our total revenues for the three months ended March 31, 1999 and 2000, respectively.

         Service Revenues. Service revenues include fees for maintenance, technical support, consulting and training services. Our service revenues increased from $2.1 million in the three months ended March 31, 1999 to $4.6 million in the three months ended March 31, 2000, an increase of 121%. Service revenues for the three months ended March 31, 2000 include ACT! revenues since December 31, 1999, the date of closing. The increase in service revenues was due primarily to the acquisition of ACT! The increase in service revenues excluding ACT! resulted primarily from the increase in the number of licenses sold as well as renewals of existing maintenance and technical support contracts from our growing installed base of customers. Customers are required to enter into one-year support and maintenance contracts at the time of initial license purchase and have the option to renew for additional one-year periods thereafter. Our service revenues represented 33.0% and 21.1% of our total revenues for the three months ended March 31, 1999 and 2000, respectively.

Costs of Revenues

         Cost of License Revenues. Cost of license revenues includes the cost of media, product packaging, documentation and other production costs and third-party royalties. Total cost of license revenues increased from $332,000 in the three months ended March 31, 1999 to $2.0 million in the three months ended March 31, 2000, representing 7.9% and 11.5% of license revenues in the respective periods.

         Cost of license revenues increased primarily as a result of the acquisition of ACT! Excluding ACT!, cost of license revenues increased due to product royalties for third-party technology, primarily report writing software, embedded in our products and, to a lesser extent, due to increases in overall license sales. ACT! cost of license revenue is higher as a percentage of license revenue than costs of license for the SalesLogix product line for the three months ended March 31, 200 due to higher manufacturing and packaging costs of ACT!, and we expect this trend to continue.

         Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing technical support, training and consulting services to customers and business partners. Total cost of service revenues increased from $1.4 million in the three months ended March 31, 1999 to $3.7 million in the three months ended March 31, 2000, representing 65.0% and 81.2% of service revenues in the respective periods.

         The absolute dollar increases in cost of service revenue were primarily attributable to hiring and training of additional personnel to support our growing customer base and business partner network and the cost of establishing and maintaining a new telephone support center for the ACT! product line. The increase as a percentage of service revenues primarily reflects the high fixed costs of the ACT! telephone support center.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related expenses, costs related to the recruitment and support of our business partner channel and marketing and promotional costs to increase brand awareness in the marketplace and to generate leads for our sales channels. Sales and marketing expenses increased from $3.6 million in the three months ended March 31,

1999 to $12.5 million in the three months ended March 31, 2000, an increase of 248%. The increase reflected the hiring of additional sales and marketing personnel, expanded advertising and other promotional activities and increased sales commissions and bonuses related to increased license revenues, and the incremental advertising, promotions, and headcount costs associated with the acquisition of the ACT! product line. Sales and marketing expenses represented 57.1% and 57.5% of our total revenues for the three months ended March 31, 1999 and 2000, respectively. We anticipate that we will continue to invest significantly in sales and marketing and that these expenses will increase in absolute dollars.

         Research and Development. Research and development expenses consist primarily of personnel-related costs for software developers, quality assurance and product documentation personnel and payments to outside contractors. Research and development expenses increased from $1.3 million in the three months ended March 31, 1999 to $5.2 million in the three months ended March 31, 2000, an increase of 303%. This increase was primarily due to additional research and development personnel hired in connection with the ACT! product line acquisition, research and development efforts for the new Interact.com business that is currently under development, and an increase in the number of software developers, quality assurance personnel and outside developers to support our product development, testing and documentation activities related to the development and release upgrades to our SalesLogix and ACT! lines of software products. Research and development expenses represented 20.4% and 23.8% of our total revenues for the three months ended March 31, 1999 and 2000, respectively. We anticipate that we will continue to invest significantly in research and development and that these expenses will increase in absolute dollars.

         General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased from $587,000 in the three months ended March 31, 1999 to $2.3 million in the three months ended March 31, 2000, an increase of 286%. This increase was primarily due to increased staffing and related expenses necessary to manage and support the expansion of our operations, additional headcount added to support the ACT! products and Interact.com business, and the additional costs associated with being a publicly-held company. General and administrative expenses represented 9.3% and 10.4% of our total revenues for the three months ended March 31, 1999 and 2000, respectively. We believe that general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff to support our new lines of business and our rapid international expansion.

         Amortization of Acquisition-Related Intangible Assets. Amortization of acquisition-related intangible assets consists primarily of the amortization of specifically identifiable intangible assets and goodwill. Amortization of acquisition-related intangible assets increased from $279,000 in the three months ended March 31, 1999 to $5.0 million in the three months ended March 31, 2000. The increase was primarily due to the increase in acquisition-related intangible assets related to the acquisitions of ACT! in December 1999 and Enact in April 1999.

         Interest Expense. Interest expense increased from $59,000 in the three months ended March 31, 1999 to $4.0 million in the three months ended March 31, 2000 primarily due to interest expense on the Company's subordinated debt and the accretion of the discounts on the senior subordinated debt and the amounts due for the purchase of ACT!

         Interest Income. Interest income consists primarily of amounts earned on our cash and short-term investments balances. Interest income increased from $106,000 for the three months ended March 31, 1999 to $789,000 for the three months ended March 31, 2000, primarily due to earnings on the net proceeds of our initial public offering and concurrent private placement in May 1999 and the senior subordinated debt in December 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had cash and cash equivalents of $54.6 million, an decrease of $6.2 million from December 31, 1999. Our working capital at March 31, 2000 was $41.2 million, compared to $49.9 million at December 31, 1999.

         Our operating activities resulted in net cash outflows of $1.2 million in the three months ended March 31, 1999, compared to $1.8 million in the three months ended March 31, 2000. The operating cash outflows resulted primarily from significant investments in sales, marketing and product development, which led to operating losses.

         Cash used in investing activities was $588,000 in the three months ended March 31, 1999 and $4.6 million in the three months ended March 31, 2000, resulting primarily from the purchase of capital equipment.

         Cash used in financing activities totaled $194,000 in the three months ended March 31, 1999 compared to cash provided by financing activities of $202,000 in the three months ended March 31, 2000, resulting primarily from payments on capital equipment leases offset by proceeds from the exercise of stock options.

         We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we strive to:

         -        implement our new e-business strategy;

         -        integrate and expand the ACT! products;

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

         Our e-business strategy depends in part upon maintaining the demand for the existing ACT! products and capturing a significant percentage of the ACT! user base as subscribers to our new Interact.com subscription products. If we are not successful in maintaining revenues from the ACT! products and customer base, or in transitioning the ACT! user base to our Web-based services, our financing needs may accelerate. Accordingly, we may seek additional financing through a private placement of debt and/or equity securities, and/or a secondary public offering of our common stock as early as in the second quarter of 2000, market and other conditions permitting. Although we believe that such financing alternatives will be available, there is no assurance that financing will be available on reasonable business terms or terms acceptable to us, or that market conditions will permit any secondary public offering on terms acceptable to us. In addition, issuing additional equity securities will dilute current stockholders' percentage ownership, and incurring substantial debt may impose restrictions that could disrupt our ongoing business and increase our expenses. If we are unable to obtain sufficient financing on terms acceptable to us or at all, our business, financial condition and operating results would be materially adversely affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II  OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Sales of Unregistered Securities During the Quarter

         During the quarter ended March 31, 2000, Interact issued and sold (i) 10,820 unregistered shares of its common stock to former employees of Opis Corporation pursuant to the exercise of options assumed by Interact in connection with its acquisition of Opis in exchange for an aggregate purchase price of $13,850, and (ii) 5,834 unregistered shares of its common stock to its business partners pursuant to the exercise of stock options under its 1998 Business Partner Stock Option Plan in exchange for an aggregate purchase price of $34,303. The options were granted in consideration of these individuals' services to Interact or, in the case of former employees of Opis, in consideration of services rendered to Opis. In issuing these securities Interact relied on an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

         (d)      Use of Proceeds

         On May 27, 1999, the Company's initial public offering registered on Form S-1, file number 333-75353, became effective. During the three month period ending March 31, 2000, the Company used approximately $2.4 million of the net proceeds from the offering to fund working capital needs, approximately $4.0 million of the net proceeds from the offering to purchase office and computer equipment, and approximately $200,000 of the net proceeds for payments on capital lease obligations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting of Stockholders was held on April 3, 2000 to act on the following matters:

         1. To approve an amendment to the Company's Fifth Restated Certificate of Incorporation to change the Company's name from SalesLogix Corporation to Interact Commerce Corporation. The votes cast for and against this amendment were 16,529,594 and 9,967 respectively, with 3,552 abstaining, which was sufficient to approve the amendment.

         2. To approve an amendment to the Company's Amended and Restated 1996 Equity Incentive Plan to (a) increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 1,800,000 shares, from 4,500,000 shares to 6,300,000 shares, and (b) to qualify equity-based compensation under the plan for the performance-based compensation exception under Internal Revenue Code Section 162(m). The votes cast for and against this amendment were 10,878,682 and 4,016,583 respectively, with 4,693 abstaining, which was sufficient to approve the amendment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

NUMBER            DESCRIPTION

3.1 Fifth Restated Certificate of Incorporation of the registrant, incorporated by reference to Exhibit 3.4 to the registrant's Registration Statement on Form S-1 (No. 333-75353), as amended.

3.2 Amendment No. 1 to Fifth Restated Certificate of Incorporation, effective April 24, 2000.

3.3 Second Restated Bylaws of the registrant, incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 (No. 333-75353), as amended.

10.1 Commercial Lease Agreement dated January 19, 2000 between the registrant and Nova CCOP, Inc.

10.2 Office Lease dated February 3, 2000 between the registrant and Century San Jose, LLC.

10.3 Credit Agreement dated April 27, 2000 between the registrant and Imperial Bank.

10.4 Security Agreement dated April 27, 2000 between the registrant and Imperial Bank.

10.5 Revolving Promissory Note dated April 27, 2000 between the registrant and Imperial Bank.

10.6 Master Lease Agreement dated February 28, 2000, as amended and modified, between the registrant and Imperial Bank.

27.1              Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

         On January 13, 2000, the registrant filed a report on Form 8-K relating to the closing of its acquisition of the ACT! Product Line and related business from Symantec Corporation pursuant to a Software License Agreement dated December 6, 1999, as amended and closed on December 31, 1999. On March 15, 2000, the registrant filed a report on Form 8-K/A amending its prior report on Form 8-K to provide financial information required by Items 7(a) and 7(b) of Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTERACT COMMERCE CORPORATION


Date:  May 9, 2000              By:  /s/ Gary R. Acord
                                ------------------------------------------------
                                Gary R. Acord
                                Vice President, Chief Financial Officer,
                                Secretary and Treasurer (Principal Financial and
                                Chief Accounting Officer)

                                  EXHIBIT INDEX

NUMBER            DESCRIPTION

3.1 Fifth Restated Certificate of Incorporation of the registrant, incorporated by reference to Exhibit 3.4 to the registrant's Registration Statement on Form S-1 (No. 333-75353), as amended.

3.2 Amendment No. 1 to Fifth Restated Certificate of Incorporation, effective April 24, 2000.

3.3 Second Restated Bylaws of the registrant, incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 (No. 333-75353), as amended.

10.1 Commercial Lease Agreement dated January 19, 2000 between the registrant and Nova CCOP, Inc.

10.2 Office Lease dated February 3, 2000 between the registrant and Century San Jose, LLC.

10.3 Credit Agreement dated April 27, 2000 between the registrant and Imperial Bank.

10.4 Security Agreement dated April 27, 2000 between the registrant and Imperial Bank.

10.5 Revolving Promissory Note dated April 27, 2000 between the registrant and Imperial Bank.

10.6 Master Lease Agreement dated February 28, 2000, as amended and modified, between the registrant and Imperial Bank.

27.1              Financial Data Schedule