Form 10-Q
period 2000-06-30
INTERACT COMMERCE CORP
filed 2000-08-11
CIK 1027108

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

As of July 31, 2000, there were 19,891,966 outstanding shares of Common Stock, par value $.001 per share, of Interact Commerce Corporation.

              INTERACT COMMERCE CORPORATION AND SUBSIDIARIES INDEX

                                                                             Page
                                                                             ----

PART I.  FINANCIAL INFORMATION ...........................................     1


         ITEM 1.  FINANCIAL STATEMENTS ...................................     1

                  INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS ............     1

                  INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF
                        OPERATIONS .......................................     2

                  INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH
                        FLOWS ............................................     3

                  INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                        STATEMENTS .......................................     4

                  NOTE 1.  BASIS OF PRESENTATION .........................     4

                  NOTE 2.  ACQUISITIONS ..................................     4

                  NOTE 3.  EARNINGS PER SHARE ............................     4

                  NOTE 4.  NEW PRONOUNCEMENTS ............................     5

                  NOTE 5.  SEGMENT INFORMATION ...........................     5


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ....................     7

                  OVERVIEW 1 .............................................     7

                  RESULTS OF OPERATIONS ..................................     9

                  LIQUIDITY AND CAPITAL RESOURCES ........................    13


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK ............................................    14

PART II  OTHER INFORMATION ...............................................    15


         ITEM 1.  LEGAL PROCEEDINGS ......................................    15


         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..............    15


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS ................................................    15


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................    16

SIGNATURES ...............................................................    18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 JUNE 30,     DECEMBER 31,
                                                                  2000           1999
                                                                ---------     -----------
                          ASSETS                               (Unaudited)

Current assets:
     Cash and cash equivalents                                  $  34,221      $  60,795
     Short-term investments                                         7,794
                                                                ---------      ---------
     Accounts receivable, net of allowance for doubtful
         accounts of $1,660 and $1,064 at June 30, 2000
         and at December 31, 1999, respectively                    26,393         12,609
     Due from Symantec Corporation                                  5,580          5,609
     Prepaid expenses and other current assets                      3,576          2,953
                                                                ---------      ---------
         Total current assets                                      77,564         81,966

Property and equipment, net                                        16,194          9,707
Intangible assets                                                  62,295         72,049
Other assets                                                        1,659          1,161
                                                                ---------      ---------
                                                                $ 157,712      $ 164,883
                                                                =========      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $  10,381      $   5,287
     Accrued expenses                                               7,322          3,143
     Due to Symantec Corporation                                    4,096             --
     Current portion of capital lease obligations                   1,004          1,083
     Current portion of long-term debt                             13,825         11,775
     Deferred revenues                                             11,704         10,800
                                                                ---------      ---------
         Total current liabilities                                 48,332         32,088

Capital lease obligations, less current portion                     1,768          2,264
Long-term debt, less current portion                               55,078         55,107
Deferred rental obligation                                            126            106

Stockholders' equity:
     Preferred Stock, authorized 20,000,000 shares, no
         shares issued or outstanding at June 30, 2000 or
         December 31, 1999                                             --             --
     Common Stock, par value $0.001 per share; 50,000,000
         shares authorized, 19,765,156 and 19,348,791
         shares issued and outstanding at June 30, 2000 and
         December 31, 1999, respectively                               20             19
     Additional paid-in capital                                   105,270        102,816
     Accumulated deficit                                          (50,723)       (24,883)
     Foreign currency translation adjustment                          (41)            --
     Unearned compensation                                         (2,118)        (2,634)
                                                                ---------      ---------
Total stockholders' equity                                         52,408         75,318
                                                                =========      =========
Total liabilities and stockholders' equity                      $ 157,712      $ 164,883
                                                                =========      =========

                             See accompanying notes

                 INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                               THREE MONTHS                 SIX MONTHS
                                                              ENDED JUNE 30,              ENDED JUNE 30,
                                                          ----------------------      ----------------------
                                                            2000          1999          2000          1999
                                                          --------      --------      --------      --------
Revenues:
     Licenses                                             $ 19,549      $  5,228      $ 36,720      $  9,453
     Services                                                5,619         2,968        10,216         5,045
                                                          --------      --------      --------      --------
         Total revenues                                     25,168         8,196        46,936        14,498
                                                          --------      --------      --------      --------

Costs of revenues:
     Licenses                                                2,407           393         4,380           725

     Services                                                4,278         1,884         8,010         3,235
                                                          --------      --------      --------      --------
         Total costs of revenues                             6,685         2,277        12,390         3,960
                                                          --------      --------      --------      --------

Gross profit                                                18,483         5,919        34,546        10,538

Operating expenses:
     Sales and marketing                                    13,327         4,581        25,221         8,176
     Research and development                                6,581         1,586        11,768         2,872
     General and administrative                              4,047           801         6,931         1,388
     Amortization of acquisition related intangible
         assets                                              5,028           867        10,056         1,146
     In-process research and development
         write-off                                              --           900            --           900
                                                          --------      --------      --------      --------
         Total operating expenses                           28,983         8,735        53,976        14,482
                                                          --------      --------      --------      --------

Loss from operations                                       (10,500)       (2,816)      (19,430)       (3,944)
Other income (expense):
     Interest income                                           684           209         1,472           316
     Interest expense                                       (3,116)          (52)       (6,358)         (111)
     Accretion of discount on long-term debt                  (785)           --        (1,524)           --
                                                          --------      --------      --------      --------
Loss before provision for income taxes                     (13,717)       (2,659)      (25,840)       (3,739)
Provision for income taxes                                      --            --            --            --
                                                          --------      --------      --------      --------
Net loss                                                  $(13,717)     $ (2,659)     $(25,840)     $ (3,739)
                                                          ========      ========      ========      ========

Historic basic and diluted net loss per share             $  (0.70)     $  (0.28)     $  (1.32)     $  (0.84)
                                                          ========      ========      ========      ========

Pro forma basic and diluted net loss per share            $  (0.70)     $  (0.17)     $  (1.32)     $  (0.26)
                                                          ========      ========      ========      ========

Weighted average shares used in calculating historic
     basic and diluted net loss per share                   19,662         9,451        19,552         4,436
                                                          ========      ========      ========      ========

Weighted average shares used in calculating pro forma
     basic and diluted net loss per share                   19,662        15,633        19,552        14,567
                                                          ========      ========      ========      ========

                             See accompanying notes.

                 INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                     ----------------------
                                                                       2000          1999
                                                                     --------      --------
OPERATING ACTIVITIES
Net loss                                                             $(25,840)     $ (3,739)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation, including amortization of leased assets              2,546           757
     Amortization of acquisition related intangible assets             10,056         1,146
     Noncash interest and accretion of debt discount                    4,729            --
     Provision for losses on accounts receivable                        2,189           423
     Amortization of unearned compensation                                216           226
     In-process research and development write-off                         --           900
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                          (15,973)       (4,034)
         Due to/from Symantec Corporation                               4,126            --
         Prepaid expenses and other current assets                       (623)         (564)
         Accounts payable                                               5,093           928
         Accrued expenses                                               4,198           835
         Deferred revenue                                                 904           959
                                                                     --------      --------
Net cash used in operating activities                                  (8,379)       (2,163)
                                                                     --------      --------

INVESTING ACTIVITIES
Purchases of property and equipment                                    (9,195)       (1,390)
Payment for purchase of Enact Incorporated, net of cash acquired
                                                                           --        (4,711)
Purchase of investments available for sale                             (7,794)       (4,833)
Increase in other assets                                                  214            --
                                                                     --------      --------
Net cash used in investing activities                                 (16,775)      (10,934)

FINANCING ACTIVITIES
Net proceeds from initial public offering and concurrent private
     placement                                                             --        34,098
Repayment of loan                                                      (2,708)         (196)
Principal payments under capital lease obligations                       (412)         (289)
Proceeds from employee stock purchase plan                              1,162            --
Proceeds from exercise of common stock options                            579            96
                                                                     --------      --------
Net cash provided by (used in) financing activities                    (1,379)       33,709
                                                                     --------      --------
Net increase/(decrease) in cash and cash equivalents                  (26,533)       20,612
Effect of exchange rate changes on cash                                   (41)           --
Cash and cash equivalents, beginning of period                         60,795        11,377
                                                                     --------      --------
Cash and cash equivalents, end of period                             $ 34,221      $ 31,989
                                                                     ========      ========

Supplemental Cash Flow Information
Assets acquired under capital lease obligations                      $    285      $     --
                                                                     ========      ========
Cash paid for interest                                               $  2,382      $    111
                                                                     ========      ========

                             See accompanying notes.

                 INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         Interact Commerce Corporation (the "Company" or "Interact") is a leading provider of front office and e-commerce software for individuals, small businesses and mid-market companies. The Company's products create interactive selling networks that streamline prospect and customer interactions and dynamically connect mobile sales, internal telesales, third-party reseller, marketing and support organizations. Prior to April 26, 2000, the Company was known as SalesLogix Corporation.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on substantially the same basis as the Company's audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of its financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2.  ACQUISITIONS

         On December 31, 1999, the Company acquired the ACT! product line and related business from Symantec Corporation pursuant to an agreement dated December 6, 1999, as amended and closed on December 31, 1999. Under the terms of the agreement, we acquired an exclusive, worldwide license to ACT! and an option to purchase the product line at the end of the four year license term for an aggregate purchase price of $60.0 million in cash, plus 623,247 shares of the Company's common stock valued at $20.0 million. The Company is accounting for the transaction using the purchase method of accounting. Amounts due to Symantec are based on a contractual formula and are subject to maximums of $5.0 million per quarter in 2000, $4.25 million per quarter in 2001, $2.75 million per quarter in 2002, and $2.25 million per quarter in 2003. The maximum quarterly payment amounts total $57.0 million, and the Company believes the limits will be reached in each quarter during the four year term of the agreement. The final payment is equal to $60.0 million less amounts previously paid. The cash portion of the purchase price has been discounted at 22.4% to reflect the Company's incremental borrowing rate in a simultaneous third party borrowing transaction. The Company has also assumed certain deferred revenue obligations for which Symantec will provide reimbursement.

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

NOTE 5.  SEGMENT INFORMATION

         Prior to January 1, 2000, the Company operated as a single business segment. Beginning on January 1, 2000, the Company manages its business as two segments, software and Internet. The software segment includes the Company's traditional SalesLogix products for sales, support, and configuration and the ACT! software products acquired on December 31, 1999. The Internet segment includes the Company's new Interact.com business operated by Interact Ventures LLC, a wholly owned subsidiary of the Company. The Company evaluates performance based on profit or loss before charges for amortization of acquisition related intangible assets and net interest costs. Segment information is as follows for the three and six months ended June 30, 2000.

                                            THREE MONTHS       SIX MONTHS
                                               ENDED              ENDED
                                           JUNE 30, 2000      JUNE 30, 2000
                                           -------------      -------------
                                                     (in thousands)

         Software                             $ 25,168           $ 46,936
         Internet                                   --                 --
                                              --------           --------
         Total segment revenues                 25,168             46,936
                                              ========           ========


         Software                                  548                976
         Internet                               (6,020)           (10,350)
                                              ========           ========
         Total segment profit (loss)          $ (5,472)          $ (9,374)
                                              ========           ========

Total segment profit (loss) reconciles to consolidated loss before taxes for the three and six months ended June 30, 2000 as follows:

                                                         THREE MONTHS        SIX MONTHS
                                                             ENDED              ENDED
                                                         JUNE 30, 2000      JUNE 30, 2000
                                                         -------------      -------------
                                                                   (in thousands)
         Total segment profit (loss)                        $ (5,472)          $ (9,374)
         Amounts not allocated to segments
           Amortization of acquisition related
              intangible assets                               (5,028)           (10,056)
           Interest income                                       684              1,472
           Interest expense                                   (3,116)            (6,358)
           Accretion of discount on long-term debt              (785)            (1,524)
                                                            ========           ========
           Total consolidated loss before taxes             $(13,717)          $(25,840)
                                                            ========           ========

         The Company licenses and markets its products through direct and indirect channels in North America (United States and Canada), EMEA (Europe, Middle East, and Africa), Asia-Pacific (Australia and Asia) and Latin America. Information regarding revenues in different geographic regions is as follows:


                                  THREE MONTHS                 SIX MONTHS
                                 ENDED JUNE 30,              ENDED JUNE 30,
                             ---------------------       ---------------------
                               2000          1999          2000          1999
                             ---------------------       ---------------------
                                              (in thousands)
         North America       $20,670       $ 6,661       $38,959       $12,083
         International         4,498         1,535         7,977         2,415
                             -------       -------       -------       -------
                             $25,168       $ 8,196       $46,936       $14,498
                             =======       =======       =======       =======

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

OVERVIEW

         Interact Commerce Corporation (the "Company" or "Interact") enables individuals and organizations worldwide to interact more, sell more and grow faster, by providing a market-leading contact and relationship management software solutions integrated into an interactive selling network. The Company's products integrate all aspects of the selling process, from mobile sales professionals to support, marketing, accounting and eBusiness partners. The Company's products include ACT!, SalesLogix, and the Interact.com business operated by Interact Ventures LLC, a wholly owned subsidiary of the Company.

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

         On December 31, 1999, we acquired the ACT! product line and related business from Symantec Corporation pursuant to an agreement dated December 6, 1999, as amended and closed on December 31, 1999. Under the terms of the agreement, we acquired an exclusive, worldwide license to ACT! and an option to purchase the product line at the end of the four year license term for an aggregate purchase price of $60.0 million in cash, plus 623,247 shares of the Company's common stock valued at $20.0 million. The transaction was recorded under the purchase method of accounting and the results of operations of ACT! and the fair value of the assets acquired and liabilities assumed are included in our consolidated financial statements beginning on December 31, 1999. In connection with this acquisition, we recorded approximately $61.9 million in capitalized technology and other intangible assets that will be amortized over four years. The cash portion of the purchase price has been discounted at 22.4% to reflect the Company's borrowing rate in a simultaneous third party transaction.

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

                                                           PERCENTAGE OF TOTAL REVENUES
                                                 ------------------------------------------------
                                                     THREE MONTHS                 SIX MONTHS
                                                    ENDED JUNE 30,              ENDED JUNE 30,
                                                 --------------------        --------------------
                                                  2000          1999          2000          1999
                                                 ------        ------        ------        ------
Revenues:
     Licenses                                     77.7%         63.8%         78.2%         65.2%
     Services                                     22.3%         36.2%         21.8%         34.8%
                                                 -----         -----         -----         -----
         Total revenues                          100.0%        100.0%        100.0%        100.0%

Costs of revenues:
     Licenses                                      9.6%          4.8%          9.3%          5.0%
     Services                                     17.0%         23.0%         17.1%         22.3%
                                                 -----         -----         -----         -----
         Total costs of revenues                  26.6%         27.8%         26.4%         27.3%
                                                 -----         -----         -----         -----
Gross profit                                      73.4%         72.2%         73.6%         72.7%
     Operating expenses:
     Sales and marketing                          52.9%         55.8%         53.7%         56.4%
     Research and development                     26.1%         19.3%         25.1%         19.8%
     General and administrative                   16.1%          9.8%         14.8%          9.6%
     Amortization of acquisition related
         intangible assets                        20.0%         10.6%         21.4%          7.9%
     In-process research and development
         write-off                                 0.0%         11.0%          0.0%          6.2%
                                                 -----         -----         -----         -----
         Total operating expenses                115.1%        106.5%        115.0%         99.9%
                                                 -----         -----         -----         -----
Loss from operations                             (41.7)%       (34.3)%       (41.4)%       (27.2)%
Interest and other income (expense), net         (12.8)%         1.9%        (13.7)%         1.4%
                                                 -----         -----         -----         -----
Net loss                                         (54.5)%       (32.4)%       (55.1)%       (25.8)%
                                                 =====         =====         =====         =====

Revenues

         Total revenues increased from $8.2 million in the three months ended June 30, 1999 to $25.2 million in the three months ended June 30, 2000, an increase of 207%. Total revenues increased from $14.5 million in the six months ended June 30, 1999 to $46.9 million in the six months ended June 30, 2000, an increase of 224%. Our revenues outside of North America increased from approximately $1.5 million in the three months ended June 30, 1999 to approximately $4.5 million in the three months ended June 30, 2000, and increased from approximately $2.4 million in the six months ended June 30, 1999 to approximately $8.0 million in the six months ended June 30, 2000. During the three and six months ended June 30, 2000, the Company had one customer that accounted for approximately 22% and 12% of revenue. This customer accounted for approximately 26% of the outstanding receivables at June 30, 2000. No customer accounted for more than 10% of revenues for the three or six months ended June 30, 1999.

         License Revenues. Our license revenues increased from $5.2 million in the three months ended June 30, 1999 to $19.5 million in the three months ended June 30, 2000, an increase of 274%. Revenues from licenses also increased from $9.5 million in the six months ended June 30, 1999 to $36.7 million in the six months ended June 30, 2000, an increase of 288%. License revenues for the three and six months ended June 30, 2000 include ACT! revenues since December 31, 1999, the date of closing. The increase in license revenues was due primarily to the acquisition of ACT! Excluding ACT!, the increase was due primarily to increases in the size and productivity of our business partner network, increased market awareness and acceptance of our products and the growth of our direct sales force. License revenues represented 63.8% and 77.7% of our total revenues for the three months ended June 30, 1999 and 2000, respectively and 65.2% and 78.2% for the six months ended June 30, 1999 and 2000, respectively.

         Service Revenues. Service revenues include fees for maintenance, technical support, consulting and training services. Our service revenues increased from $3.0 million in the three months ended June 30, 1999 to $5.6 million in the three months ended June 30, 2000, an increase of 89%. Revenues from services also increased from $5.0 million for the six months ended June 30, 1999 to $10.2 million in the six months ended June 30, 2000, an increase of 103%. Service revenues for the three and six months ended June 30, 2000 include ACT! revenues since December 31, 1999, the date of closing. The increase in service revenues resulted primarily from the increase in the number of licenses sold as well as renewals of existing maintenance and technical support contracts from our growing installed base of customers. Customers are required to enter into one-year support and maintenance contracts at the time of initial license purchase and have the option to renew for additional one-year periods thereafter. The increase in service revenues was also due to the acquisition of ACT! Our service revenues represented 36.2% and 22.3% of our total revenues for the three months ended June 30, 1999 and 2000, respectively and represented 34.8% and 21.8% of our total revenues for the six months ended June 30, 1999 and 2000, respectively.

Costs of Revenues

         Cost of License Revenues. Cost of license revenues includes the cost of media, product packaging, documentation and other production costs and third-party royalties. Total cost of license revenues increased from $393,000 in the three months ended June 30, 1999 to $2.4 million in the three months ended June 30, 2000, representing 7.5% and 12.3% of license revenues in the respective periods. Cost of license revenues also increased from $725,000 in the six months ended June 30, 1999 to $4.4 million in the six months ended June 30, 2000, representing 7.7% and 11.9% of license revenues in the respective periods.

         Cost of license revenues increased primarily as a result of the acquisition of ACT! Excluding ACT!, cost of license revenues increased due to product royalties for third-party technology, primarily report writing software, embedded in our products and, to a lesser extent, due to increases in overall license sales. ACT! cost of license revenue is higher as a percentage of license revenue than costs of license for the SalesLogix product line for the three and six months ended June 30, 2000 due to higher manufacturing and packaging costs of ACT!, and we expect this trend to continue.

         Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing technical support, training and consulting services to customers and business partners. Total cost of service revenues increased from $1.9 million in the three months ended June 30, 1999 to $4.3 million in the three months ended June 30, 2000, representing 63.5% and 76.1% of service revenues in the respective periods. Total cost of services also increased from $3.2 million in the six months ended June 30, 1999 to $8.0 million in the six months ended June 30, 2000, representing 64.1% and 78.4% of services revenue in the respective periods. The absolute dollar increases in cost of service revenue were primarily attributable to hiring and training of additional personnel to support our growing customer base and business partner network and the cost of establishing and maintaining a new telephone support center for the ACT! product line. The increase as a percentage of service revenues primarily reflects the high fixed costs of the ACT! telephone support center.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related expenses, costs related to the recruitment and support of our business partner channel and marketing and promotional costs to increase brand awareness in the marketplace and to generate leads for our sales channels. Sales and marketing expenses increased from $4.6 million in the three months ended June 30, 1999 to $13.3 million in the three months ended June 30, 2000, an increase of 191%. Sales and marketing expenses also increased from $8.2 million in the six months ended June 30, 1999 to $25.2 million in the six months ended June 30, 2000, an increase of 208%. The increases reflected the hiring of additional sales and marketing personnel, expanded advertising and other promotional activities and increased sales commissions and bonuses related to increased license revenues, and the incremental advertising, promotions, and headcount costs associated with the acquisition of the ACT! product line. Sales and marketing expenses represented 55.8% and 52.9% of our total revenues for the three months ended June 30, 1999 and 2000, respectively and 56.4% and 53.7% of our total revenues for the six months ended June 30, 1999 and 2000, respectively. We anticipate that we will continue to invest significantly in sales and marketing and that these expenses will increase in absolute dollars.

         Research and Development. Research and development expenses consist primarily of personnel-related costs for software developers, quality assurance and product documentation personnel and payments to outside contractors. Research and development expenses increased from $1.6 million in the three months ended June 30, 1999 to $6.6 million in the three months ended June 30, 2000, an increase of 315%. Research and development expense increased from $2.9 million in the six months ended June 30, 1999 to $11.8 million in the six months ended June 30, 2000, an increase of 310%. The increases were primarily due to additional research and development personnel hired in connection with the ACT! product line acquisition, research and development efforts for the new Interact.com business that is currently under development, and an increase in the number of software developers, quality assurance personnel and outside developers to support our product development, testing and documentation activities related to the development and release upgrades to our SalesLogix and ACT! lines of software products. Research and development expenses represented 19.3% and 26.1% of our total revenues for the three months ended June 30, 1999 and 2000, respectively, and 19.8% and 25.1% of our total revenues for the six months ended June 30, 1999 and 2000, respectively . We anticipate that we will continue to invest significantly in research and development and that these expenses will increase in absolute dollars.

         General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased from $801,000 in the three months ended June 30, 1999 to $4.0 million in the three months ended June 30, 2000, an increase of 405%. General and administrative expenses increased from $1.4 million in the six months ended June 30, 1999 to $6.9 million in the six months ended June 30, 2000, an increase of 399%. This increase was primarily due to increased staffing and related expenses necessary to manage and support the expansion of our operations, additional headcount added to support the ACT! products and Interact.com business, and the additional costs associated with being a publicly-held company. General and administrative expenses represented 9.8% and 16.1% of our total revenues for the three months ended June 30, 1999 and 2000, respectively, and 9.6% and 14.8% of our total revenues for the six months ended June 30, 1999 and 2000, respectively. We believe that general and administrative expenses will continue to increase in absolute dollars as a result of the anticipated expansion of our administrative staff to support our new lines of business and our rapid international expansion.

         Amortization of Acquisition-Related Intangible Assets. Amortization of acquisition-related intangible assets consists primarily of the amortization of specifically identifiable intangible assets and goodwill. Amortization of acquisition-related intangible assets increased from $867,000 in the three months ended June 30, 1999 to $5.0 million in the three months ended June 30, 2000. Amortization of acquisition related intangible assets increased from $1.1 million in the six months ended June 30, 1999 to $10.1 million in the six months ended June 30, 2000. The increase was primarily due to the increase in acquisition-related intangible assets related to the acquisitions of ACT! in December 1999 and Enact in April 1999.

         In-Process Research and Development Write-Off. The in-process research and development write-off related to the acquisition of Enact in April 1999. The amount of the write-off was determined through an independent appraisal.

         Interest Income. Interest income consists primarily of amounts earned on our cash and short-term investments balances. Interest income increased from $209,000 for the three months ended June 30, 1999 to $684,000 for the three months ended June 30, 2000. Interest income increased from $316,000 in the six months ended June 30,1 1999 to $1.5 million in the six months ended June 30, 2000. The increases were primarily due to earnings on the net proceeds of our initial public offering and concurrent private placement in May 1999 and the senior subordinated debt in December 1999.

         Interest Expense. Interest expense increased from $52,000 in the three months ended June 30, 1999 to $3.1 million in the three months ended June 30, 2000. Interest expense increased from $111,000 in the six months ended June 30, 1999 to $6.4 million in the six months ended June 30, 2000. The increases were primarily due to interest expense on the debt incurred in the conjunction with the acquisition of ACT! in December 1999.

         Accretion of Discount on Long-Term Debt. Accretion of discount on long-term debt represents the accretion of the discount on the senior subordinated debt incurred in conjunction with the acquisition of ACT! in December 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, we had cash, cash equivalents and short-term investments of $42.0 million, a decrease of $18.8 million from December 31, 1999. Our working capital at June 30, 2000 was $29.2 million, compared to $49.9 million at December 31, 1999.

         Our operating activities resulted in net cash outflows of $2.2 million in the six months ended June 30, 1999, compared to $8.4 million in the six months ended June 30, 2000. The operating cash outflows resulted primarily from significant investments in sales, marketing and product development, which led to operating losses.

         Cash used in investing activities was $10.9 million in the six months ended June 30, 1999, resulting primarily from the Enact acquisition, and purchases of investments and capital equipment. Cash used in investing activities was $16.8 million for the six months ended June 30, 2000, resulting primarily from purchases of investments and capital equipment.

         Cash provided by financing activities totaled $33.7 million in the six months ended June 30, 1999, resulting primarily from net proceeds form the initial public offering and concurrent private placement. Cash used in financing activities totaled $1.4 million in the six months ended June 30, 2000, resulting primarily from payments on capital equipment leases and a loan offset by proceeds from the exercise of stock options and the employee stock purchase plan.

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

         Our e-business strategy depends in part upon maintaining the demand for the existing ACT! products and capturing a significant percentage of the ACT! user base as subscribers to our new Interact.com subscription products. If we are not successful in maintaining revenues from the ACT! products and customer base, or in transitioning the ACT! user base to our Web-based services, our financing needs may accelerate. Accordingly, we may seek additional financing through a private placement of debt and/or equity securities, and/or a secondary public offering of our common stock as early as in the third quarter of 2000, market and other conditions permitting. Although we believe that such financing alternatives will be available, there is no assurance that financing will be available on reasonable business terms or terms acceptable to us, or that market conditions will permit any secondary public offering on terms acceptable to us. In addition, issuing additional equity securities will dilute current stockholders' percentage ownership, and incurring substantial debt may impose restrictions that could disrupt our ongoing business and increase our expenses. If we are unable to obtain sufficient financing on terms acceptable to us or at all, our business, financial condition and operating results would be materially adversely affected.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Sales of Unregistered Securities During the Quarter

         During the quarter ended June 30, 2000, Interact issued and sold (i) 6,286 unregistered shares of its common stock to former employees of Opis Corporation pursuant to the exercise of options assumed by Interact in connection with its acquisition of Opis in exchange for an aggregate purchase price of $8,046, and (ii) 333 unregistered shares of its common stock to its business partners pursuant to the exercise of stock options under its 1998 Business Partner Stock Option Plan in exchange for an aggregate purchase price of $2,997. The options were granted in consideration of these individuals' services to Interact or, in the case of former employees of Opis, in consideration of services rendered to Opis. In issuing these securities. Interact relied on an exemption from registration pursuant to Rule 701 under
Section 3(b) of the Securities Act.

         (d)      Use of Proceeds

         On May 27, 1999, the Company's initial public offering registered on Form S-1, file number 333-75353, became effective. During the six month period ending June 30, 2000, the Company used approximately $8.4 million of the net proceeds from the offering to fund working capital needs, approximately $9.2 million of the net proceeds from the offering to purchase office and computer equipment, approximately $2.7 million of the net proceeds for principal payments on a loan, and approximately $400,000 of the net proceeds for payments on capital lease obligations.

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

         The Annual Meeting of Stock holders was held on June 20, 2000 to act on the following matters:

         1. To elect the six members of the board of directors of the Company. The votes cast for and against the election of directors was:

                                      FOR           ABSTAIN
                                      ---           -------

         Stephen L. Hanson         14,211,352         6,400
         John B. Carrington        14,211,352         6,400
         Anthony P. Morris         13,992,352       225,400
         David Schwab              14,216,352         1,400
         Deepak Kamra              14,216,352         1,400
         Patrick M. Sullivan       14,216,352         1,400

         2. To ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000. The votes cast for and against this proposal were 14,207,215 and 6,522 respectively, with 4,015 abstaining, which was sufficient to ratify the selection.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

NUMBER          DESCRIPTION

  3.1 Fifth Restated Certificate of Incorporation of the registrant, incorporated by reference to Exhibit 3.4 to the registrant's
                 Registration Statement on Form S-1 (No. 333-75353), as amended.

  3.2 Amendment No. 1 to Fifth Restated Certificate of Incorporation, effective April 24, 2000, incorporated by reference to Exhibit
                 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

  3.3 Second Restated Bylaws of the registrant, incorporated by reference to Exhibit 3.5 to the registrant's Registration
                 Statement on Form S-1 (No. 333-75353), as amended.

10.1 Commercial Lease Agreement dated January 19, 2000 between the registrant and Nova CCOP, Inc., incorporated by reference to
                 Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


10.2             Office Lease dated February 3, 2000 between the registrant and
                 Century San Jose, LLC, incorporated by reference to Exhibit
                 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


10.3 Credit Agreement dated April 27, 2000 between the registrant and Imperial Bank, incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


10.4 Security Agreement dated April 27, 2000 between the registrant and Imperial Bank, incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


10.5 Revolving Promissory Note dated April 27, 2000 between the registrant and Imperial Bank, incorporated by reference to
                 Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


10.6 Master Lease Agreement dated February 28, 2000, as amended and modified, between the registrant and Imperial Bank, incorporated by reference to Exhibit 10.6 to the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended March 31,
                 2000.


 27.1            Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

         On May 9, 2000, the registrant filed a report on Form 8-K to announce the appointment of John Harbottle as the registrant's new Chief Financial Officer.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTERACT COMMERCE CORPORATION



Date:  August 11, 2000               By:  /s/ John Harbottle
                                        ----------------------------------------
                                     John Harbottle
                                     Executive Vice President, Chief Financial
                                     Officer, Secretary and Treasurer (Principal
                                     Financial and Chief Accounting Officer)

                                  EXHIBIT INDEX

NUMBER           DESCRIPTION

  3.1 Fifth Restated Certificate of Incorporation of the registrant, incorporated by reference to Exhibit 3.4 to the registrant's
                 Registration Statement on Form S-1 (No. 333-75353), as amended.

  3.2 Amendment No. 1 to Fifth Restated Certificate of Incorporation, effective April 24, 2000, incorporated by reference to Exhibit
                 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

  3.3 Second Restated Bylaws of the registrant, incorporated by reference to Exhibit 3.5 to the registrant's Registration
                 Statement on Form S-1 (No. 333-75353), as amended.

10.1 Commercial Lease Agreement dated January 19, 2000 between the registrant and Nova CCOP, Inc., incorporated by reference to
                 Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


10.2             Office Lease dated February 3, 2000 between the registrant and
                 Century San Jose, LLC, incorporated by reference to Exhibit
                 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


10.3 Credit Agreement dated April 27, 2000 between the registrant and Imperial Bank, incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


10.4 Security Agreement dated April 27, 2000 between the registrant and Imperial Bank, incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


10.5 Revolving Promissory Note dated April 27, 2000 between the registrant and Imperial Bank, incorporated by reference to
                 Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


10.6 Master Lease Agreement dated February 28, 2000, as amended and modified, between the registrant and Imperial Bank, incorporated by reference to Exhibit 10.6 to the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended March 31,
                 2000.

 27.1            Financial Data Schedule