Form 10-Q
period 2000-09-30
INTERACT COMMERCE CORP
filed 2000-11-14
CIK 1027108

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of November 3, 2000, there were 20,042,846 outstanding shares of Common Stock, par value $.001 per share, of Interact Commerce Corporation.

              INTERACT COMMERCE CORPORATION AND SUBSIDIARIES INDEX

                                                                                                                  Page
PART I.  FINANCIAL INFORMATION..............................................................................       1


              ITEM 1.  FINANCIAL STATEMENTS..................................................................      1

                       INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS........................................      1

                       INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..............................      2

                       INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..............................      3

                       INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........................      4

                       NOTE 1.  BASIS OF PRESENTATION........................................................      4

                       NOTE 2.  ACQUISITION..................................................................      4

                       NOTE 3.  EARNINGS PER SHARE...........................................................      4

                       NOTE 4.  NEW PRONOUNCEMENTS...........................................................      5

                       NOTE 5.  SEGMENT INFORMATION..........................................................      5

                       NOTE 6.  SUBSEQUENT EVENT.............................................................      6


              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS............................................................................      7

                       OVERVIEW..............................................................................      7

                       RESULTS OF OPERATIONS.................................................................      9

                       LIQUIDITY AND CAPITAL RESOURCES.......................................................     13


              ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................     13

PART II  OTHER INFORMATION ..................................................................................     15


              ITEM 1.      LEGAL PROCEEDINGS..................................................................    15


              ITEM 2.      USE OF PROCEEDS ...................................................................    15


              ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...................................................    15

SIGNATURES ...................................................................................................    16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                          SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                                                          ------------------      -----------------
                               ASSETS                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $  10,509          $  60,795
     Short-term investments                                                        16,759                 --
     Accounts receivable, net of allowance for doubtful accounts                   28,348             12,609
     Due from Symantec Corporation                                                     --              5,609
     Prepaid expenses and other current assets                                      4,525              2,953
                                                                                ---------          ---------
         Total current assets                                                      60,141             81,966

Property and equipment, net                                                        17,478              9,707
Intangible assets                                                                  57,417             72,049
Recoverable deposits and other assets                                               2,086              1,161
                                                                                ---------          ---------
                                                                                $ 137,122          $ 164,883
                                                                                =========          =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $   9,992          $   5,287
     Accrued expenses                                                              10,096              3,143
     Due to Symantec Corporation                                                       85                 --
     Current portion of capital lease obligations                                   1,146              1,083
     Current portion of long-term debt                                             13,569             11,775
     Deferred revenues                                                              6,815             10,800
                                                                                ---------          ---------
         Total current liabilities                                                 41,703             32,088

Capital lease obligations, less current portion                                     2,256              2,264
Long-term debt, less current portion                                               55,533             55,107
Deferred rental obligation                                                            154                106

Stockholders' equity:
     Preferred Stock, authorized 20,000,000 shares, no shares issued or outstanding at September 30, 2000 or December
         31, 1999                                                                      --                 --
     Common Stock, par value $0.001 per share; 50,000,000 shares authorized, 20,001,490 and 19,348,791 shares issued and
         outstanding at September 30, 2000 and December 31, 1999,
         respectively                                                                  20                 19
     Additional paid-in capital                                                   102,906            102,816
     Accumulated deficit                                                          (63,512)           (24,883)
     Foreign currency translation adjustment                                          (79)                --
     Unearned compensation                                                         (1,859)            (2,634)
                                                                                ---------          ---------
Total stockholders' equity                                                         37,476             75,318
                                                                                ---------          ---------
Total liabilities and stockholders' equity                                      $ 137,122          $ 164,883
                                                                                =========          =========

                             See accompanying notes

                 INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                                     THREE MONTHS                        NINE MONTHS
                                                                         ENDED                              ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                              --------------------------          --------------------------
                                                                  2000              1999              2000              1999
                                                              --------          --------          --------          --------
Revenues:
     Licenses                                                 $ 23,486          $  6,623          $ 60,206          $ 16,076
     Services                                                    6,016             3,500            16,232             8,545
                                                              --------          --------          --------          --------
         Total revenues                                         29,502            10,123            76,438            24,621
                                                              --------          --------          --------          --------
Costs of revenues:
     Licenses                                                    2,509               457             6,889             1,182
     Services                                                    4,903             2,208            12,913             5,443
                                                              --------          --------          --------          --------
         Total costs of revenues                                 7,412             2,665            19,802             6,625
                                                              --------          --------          --------          --------

Gross profit                                                    22,090             7,458            56,636            17,996

Operating expenses:
     Sales and marketing                                        15,849             5,477            41,070            13,653
     Research and development                                    7,371             1,700            19,139             4,572
     General and administrative                                  3,460               918            10,391             2,306
     Amortization of acquisition related intangible
         assets                                                  5,028             1,161            15,084             2,307
     Warrant expense                                               394                --               394                --
     In-process research and development
         write-off                                                  --                --                --               900
                                                              --------          --------          --------          --------
         Total operating expenses                               32,102             9,256            86,078            23,738
                                                              --------          --------          --------          --------

Loss from operations                                           (10,012)           (1,798)          (29,442)           (5,742)
Other income (expense):
     Interest income (expense), net                             (2,547)              354            (7,433)              559
     Accretion of discount on long-term debt                      (230)               --            (1,754)               --
                                                              --------          --------          --------          --------
Loss before provision for income taxes                         (12,789)           (1,444)          (38,629)           (5,183)
Provision for income taxes                                          --                --                --                --
                                                              --------          --------          --------          --------
Net loss                                                      $(12,789)         $ (1,444)         $(38,629)         $ (5,183)
                                                              ========          ========          ========          ========

Historic basic and diluted net loss per share                 $  (0.64)         $  (0.08)         $  (1.96)         $  (0.49)
                                                              ========          ========          ========          ========

Pro forma basic and diluted net loss per share                $  (0.64)         $  (0.08)         $  (1.96)         $  (0.33)
                                                              ========          ========          ========          ========

Weighted average shares used in calculating historic
     basic and diluted net loss per share                       19,960            18,559            19,690            10,540
                                                              ========          ========          ========          ========

Weighted average shares used in calculating pro forma
     basic and diluted net loss per share                       19,960            18,559            19,690            15,912
                                                              ========          ========          ========          ========

                             See accompanying notes.

                 INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                                                NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                              -----------------
                                                                           2000               1999
                                                                           ----               ----
OPERATING ACTIVITIES
Net loss                                                                 $(38,629)         $ (5,183)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation, including amortization of leased assets                  4,756             1,262
     Amortization of acquisition related intangible assets                 15,084             2,307
     Provision for losses on accounts receivable                            2,960             1,496
     Amortization of unearned compensation                                    324               335
     Warrant expense                                                          394                --
     Foreign currency translation adjustment                                  (79)
     Accretion of debt discount                                             5,543
     In-process research and development write-off                             --               900
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                              (18,700)           (6,280)
         Due to/from Symantec Corporation                                   5,694                --
         Inventory                                                            265                --
         Prepaid expenses and other current assets                         (1,836)             (276)
         Accounts payable                                                   4,704               858
         Accrued expenses                                                   6,952               927
         Deferred revenue                                                  (3,986)            1,747
         Deferred rental obligation                                            48                --
                                                                         --------          --------
Net cash used in operating activities                                     (16,506)           (1,907)
                                                                         --------          --------
INVESTING ACTIVITIES
Purchases of property and equipment                                       (11,446)           (2,798)
Payment for purchase of Enact Incorporated, net of cash acquired               --            (4,833)
Purchase of investments available for sale                                (16,759)           (4,773)
Increase in other assets                                                   (1,131)               (9)
                                                                         --------          --------
Net cash used in investing activities                                     (29,336)          (12,413)

FINANCING ACTIVITIES
Net proceeds from initial public offering and concurrent private
     placement                                                                 --            34,098
Repayments under loan                                                      (5,567)           (1,474)
Principal payments under capital lease obligations                           (819)             (440)
Proceeds from employee stock purchase plan                                  1,162                --
Proceeds from exercise of common stock options                                780               144
                                                                         --------          --------
Net cash provided by (used in) financing activities                        (4,444)           32,328
                                                                         --------          --------
Net increase/(decrease) in cash and cash equivalents                      (50,286)           18,008
Cash and cash equivalents, beginning of period                             60,795            11,377
                                                                         --------          --------
Cash and cash equivalents, end of period                                 $ 10,509          $ 29,385
                                                                         ========          ========

Supplemental Cash Flow Information
Assets acquired under capital lease obligations                          $  1,322          $     28
                                                                         ========          ========
Cash paid for interest                                                   $  4,594          $    135
                                                                         ========          ========

                             See accompanying notes

                 INTERACT COMMERCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         Interact Commerce Corporation (the "Company" or "Interact") enables individuals and organizations worldwide to interact more, sell more and grow faster, by providing a market-leading contact and relationship management software solutions. The Company's products integrate all aspects of customer interaction, from mobile sales professionals to support, marketing, accounting and eBusiness partners. Prior to April 26, 2000, the Company was known as SalesLogix Corporation.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on substantially the same basis as the Company's audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of its financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2.  ACQUISITION

         On December 31, 1999, the Company acquired the ACT! product line and related business from Symantec Corporation pursuant to an agreement dated December 6, 1999, as amended and closed on December 31, 1999. Under the terms of the agreement, we acquired an exclusive, worldwide license to ACT! and an option to purchase the product line at the end of the four year license term for an aggregate purchase price of $60.0 million in cash, plus 623,247 shares of the Company's common stock valued at $20.0 million. The Company is accounting for the transaction using the purchase method of accounting. Amounts due to Symantec are based on a contractual formula and are subject to maximum payments of $5.0 million per quarter in 2000, $4.25 million per quarter in 2001, $2.75 million per quarter in 2002, and $2.25 million per quarter in 2003. The maximum quarterly payment amounts total $57.0 million, and the Company believes the limits will be reached in each quarter during the four year term of the agreement. The final payment is equal to $60.0 million less amounts previously paid. The cash portion of the purchase price has been discounted at 22.4% to reflect the Company's incremental borrowing rate in a simultaneous third party borrowing transaction. The Company has also assumed certain deferred revenue obligations for which Symantec agreed to reimburse the Company.

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

NOTE 4.  NEW PRONOUNCEMENTS

         In June 1998, Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company adopted SFAS 133 on January 1, 2000. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS 133 did not have a significant effect on the Company's results of operations or financial position.

NOTE 5.  SEGMENT INFORMATION

         Prior to January 1, 2000, the Company operated as a single business segment. Beginning on January 1, 2000 through October 21, 2000, the Company managed its business as two segments, software and Internet. The software segment included the Company's traditional SalesLogix products for sales, support, and configuration and the ACT! software products acquired on December 31, 1999. The Internet segment included the Company's Interact.com business operated by Interact Ventures LLC, a wholly owned subsidiary of the Company. Beginning October 21, 2000, after the elimination of the Internet segment, the Company operates as a single business segment. The Company evaluates performance based on profit or loss before charges for amortization of acquisition related intangible assets and net interest costs. Segment information is as follows for the three and nine months ended September 30, 2000.

                                       THREE MONTHS      NINE MONTHS
                                        ENDED              ENDED
                                      SEPTEMBER          SEPTEMBER
                                       30, 2000          30, 2000
                                    ------------       -----------
                                       (in thousands; unaudited)

Software revenues                   $ 29,502          $ 76,438
Internet revenues                         --                --
                                    --------          --------
Total segment revenues                29,502            76,438
                                    ========          ========


Software profit                        4,108             5,084
Internet loss                         (8,697)          (19,047)
                                    --------          --------
Total segment profit (loss)         $ (4,589)         $(13,963)
                                    ========          ========


Total segment profit (loss) reconciles to consolidated loss before taxes for the three and nine months ended September 30, 2000 as follows:

                                               THREE MONTHS                 NINE MONTHS
                                                   ENDED                       ENDED
                                               SEPTEMBER 30, 2000        SEPTEMBER 30, 2000
                                              ------------------          ------------------
                                                     (in thousands; unaudited)
Total segment profit (loss)                       $ (4,589)                    $(13,963)
Amounts not allocated to segments
  Amortization of acquisition related
     intangible assets                              (5,028)                     (15,084)
  Warrant expense                                     (394)                        (394)
  Interest income                                      508                        1,980
  Interest expense                                  (3,056)                      (9,414)
  Accretion of discount on long-term debt             (230)                      (1,754)
                                                  --------                     --------
  Total consolidated loss before taxes            $(12,789)                    $(38,629)
                                                  ========                     ========

         The Company licenses and markets its products through direct and indirect channels in North America (United States and Canada), EMEA (Europe, Middle East, and Africa), Asia-Pacific (Australia, New Zealand, India, Korea and Japan), Singapore (Singapore and other Asia) and Latin America. Information regarding revenues in different geographic regions is as follows:


                                            THREE MONTHS                  NINE MONTHS
                                                ENDED                        ENDED
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                            -------------                  -------------
                                       2000            1999            2000            1999
                                       ----            ----            ----            ----
                                                     (in thousands; unaudited)
              North America         $24,027         $ 8,507         $62,986         $20,590
              International           5,475           1,616          13,452           4,031
                                      -----           -----          ------           -----
                                    $29,502         $10,123         $76,438         $24,621
                                    =======         =======         =======         =======

NOTE 6.  SUBSEQUENT EVENT

         On October 21, 2000, the Company announced the elimination of its Interact.com business. This restructuring eliminated redundant and unnecessary positions and resulted in a reduction in the Company's workforce of approximately 13 percent of the Company's employees. The Company will take an estimated one-time write-off of up to $10.0 million in its fourth quarter 2000 results as a result of the elimination.

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

OVERVIEW

         Interact Commerce Corporation (the "Company" or "Interact") enables individuals and organizations worldwide to interact more, sell more and grow faster, by providing a market-leading contact and relationship management software solutions. The Company's products integrate all aspects of customer interaction, from mobile sales professionals to support, marketing, accounting and eBusiness partners. The Company's products include ACT! and SalesLogix.

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

         In April 1999, we acquired Enact Incorporated in a merger transaction. Enact was a privately-held provider of sales configuration software for managing product catalogs and marketing encyclopedias and generating proposals, quotes and orders. In connection with the Enact acquisition, we issued 609,424 shares of our common stock, of which 201,893 shares are restricted subject to three year monthly vesting based upon the continued employment of certain officers of Enact. We paid $4.2 million in cash for merger consideration, plus transaction expenses and repayment of Enact's debt. We also entered into employment agreements with certain officers of Enact in connection with the acquisition. The transaction was recorded under the purchase method of accounting and the results of operations of Enact and the fair value of the assets acquired and liabilities assumed are included in our consolidated financial statements beginning on April 30, 1999. In connection with this acquisition, we recorded approximately $8.8 million in capitalized technology and other intangible assets that will be amortized over three years, and expensed approximately $900,000 of in-process research and development based upon an independent appraisal.

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

         On December 31, 1999, we received net proceeds of $25.9 million from the sale of senior subordinated debt. We paid a 1% commitment fee on the subordinated debt and issued warrants to purchase 1,471,306 shares of our common stock at $11.39 per share to the lenders. The fair value of these warrants, determined using the Black Scholes method, as well as the commitment fee, have been recorded as a discount to the debt and will be amortized to interest expense using the interest method over the term of the loan. The first two interest payments were made "in kind" by increasing the principal balance by the amount of interest due. The effective interest rate on the subordinated debt, including amortization of this discount, is 22.4%.

         On October 21, 2000, we discontinued our Interact.com venture. See Note 6 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenue, statement of operations data for the periods indicated. We believe that period-to-period comparisons of our operating results are not indicative of results for any future period.

                                                                    PERCENTAGE OF TOTAL REVENUES
                                                                    ----------------------------
                                                           THREE MONTHS                      NINE MONTHS
                                                        ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                        -------------------              -------------------
                                                       2000             1999            2000             1999
                                                       ----             ----            ----             ----
                                                                            (unaudited)
Revenues:
     Licenses                                     79.6 %            65.4 %            78.8 %            65.3 %
     Services                                     20.4 %            34.6 %            21.2 %            34.7 %
                                                 -----             -----             -----             -----
         Total revenues                          100.0 %           100.0 %           100.0 %           100.0 %

Costs of revenues:
     Licenses                                      8.5 %             4.5 %             9.0 %             4.8 %
     Services                                     16.6 %            21.8 %            16.9 %            22.1 %
                                                  -----             -----             -----             -----
         Total costs of revenues                  25.1 %            26.3 %            25.9 %            26.9 %
                                                  -----             -----             -----             -----
Gross profit                                      74.9 %            73.7 %            74.1 %            73.1 %
     Operating expenses:
     Sales and marketing                          53.8 %            54.1 %            53.8 %            55.4 %
     Research and development                     25.0 %            16.8 %            25.0 %            18.6 %
     General and administrative                   11.7 %             9.1 %            13.6 %             9.4 %
     Amortization of acquisition related
         intangible assets                        17.0 %            11.5 %            19.7 %             9.4 %

     Warrant expense                               1.3 %             0.0 %             0.5 %             0.0 %
     In-process research and development
         write-off                                 0.0 %             0.0 %             0.0 %             3.6 %
                                                  -----             -----             -----             -----
         Total operating expenses                108.8 %            91.5 %           112.6 %            96.4 %
                                                  -----             -----            -----             -----
Loss from operations                             (33.9)%           (17.8)%           (38.5)%           (23.3)%
Interest and other income (expense), net          (9.4)%             3.5 %           (12.0)%             2.3 %
                                                  -----             -----             -----             -----
Net loss                                         (43.3)%           (14.3)%           (50.5)%           (21.0)%
                                                  =====             =====             =====             =====

Revenues

         Total revenues increased from $10.1 million in the three months ended September 30, 1999 to $29.5 million in the three months ended September 30, 2000, an increase of 191%. Total revenues increased from $24.6 million in the nine months ended September 30, 1999 to $76.4 million in the nine months ended September 30, 2000, an increase of 210%. Our revenues outside of North America increased from approximately $1.6 million in the three months ended September 30, 1999 to approximately $5.5 million in the three months ended September 30, 2000, and increased from approximately $4.0 million in the nine months ended September 30, 1999 to approximately $13.5 million in the nine months ended September 30, 2000. During the three and nine months ended September 30, 2000, the Company had one customer that accounted for approximately 24% and 16% of revenue. This customer accounted for approximately 22% of the outstanding receivables at September 30, 2000. No customer accounted for more than 10% of revenues for the three or nine months ended September 30, 1999.

         License Revenues. Our license revenues increased from $6.6 million in the three months ended September 30, 1999 to $23.5 million in the three months ended September 30, 2000, an increase of 255%. Revenues from licenses also increased from $16.1 million in the nine months ended September 30, 1999 to $60.2 million in the nine months ended September 30, 2000, an increase of 275%. License revenues for the three and nine months ended September 30, 2000 include ACT! revenues since December 31, 1999, the date of closing. The increase in license revenues was due primarily to the acquisition of ACT! Excluding ACT!, the increase was due primarily to increases in the size and productivity of our business partner network, increased market awareness and acceptance of our products and the growth of our direct sales force. License revenues represented 65.4% and 79.6% of our total revenues for the three months ended September 30, 1999 and 2000, respectively and 65.3% and 78.8% for the nine months ended September 30, 1999 and 2000, respectively.

         Service Revenues. Service revenues include fees for maintenance, technical support, consulting and training services. Our service revenues increased from $3.5 million in the three months ended September 30, 1999 to $6.0 million in the three months ended September 30, 2000, an increase of 72%. Revenues from services also increased from $8.5 million for the nine months ended September 30, 1999 to $16.2 million in the nine months ended September 30, 2000, an increase of 90%. Service revenues for the three and nine months ended September 30, 2000 include ACT! revenues since December 31, 1999, the date of closing. The increase in service revenues resulted primarily from the increase in the number of licenses sold as well as renewals of existing maintenance and technical support contracts from our growing installed base of customers. Customers are required to enter into one-year support and maintenance contracts at the time of initial license purchase and have the option to renew for additional one-year periods thereafter. The increase in service revenues was also due to the acquisition of ACT! Our service revenues represented 34.6% and 20.4% of our total revenues for the three months ended September 30, 1999 and 2000, respectively and represented 34.7% and 21.2% of our total revenues for the nine months ended September 30, 1999 and 2000, respectively.

Costs of Revenues

         Cost of License Revenues. Cost of license revenues includes the cost of media, product packaging, documentation and other production costs and third-party royalties. Total cost of license revenues increased from $457,000 in the three months ended September 30, 1999 to $2.5 million in the three months ended September 30, 2000, representing 6.9% and 10.7% of license revenues in the respective periods. Cost of license revenues also increased from $1.2 million in the nine months ended September 30, 1999 to $6.9 million in the nine months ended September 30, 2000, representing 7.4% and 11.4% of license revenues in the respective periods.

         Cost of license revenues increased primarily as a result of the acquisition of ACT! Excluding ACT!, cost of license revenues increased due to product royalties for third-party technology, primarily report writing software, embedded in our products and, to a lesser extent, due to increases in overall license sales. ACT! cost of license revenue is higher as a percentage of license revenue than costs of license revenues for the SalesLogix product line for the three and nine months ended September 30, 2000 due to higher manufacturing and packaging costs of ACT!, and we expect this trend to continue.

         Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing technical support, training and consulting services to customers and business partners. Total cost of service revenues increased from $2.2 million in the three months ended September 30, 1999 to $4.9 million in the three months ended September 30, 2000, representing 63.1% and 81.5% of service revenues in the respective periods. Total cost of services also increased from $5.4 million in the nine months ended September 30, 1999 to $12.9 million in the nine months ended September 30, 2000, representing 63.7% and 79.6% of services revenue in the respective periods. The absolute dollar increases in cost of service revenue were primarily attributable to hiring and training of additional personnel to support our growing customer base and business partner network and the cost of maintaining a telephone support center for the ACT! product line. The increase as a percentage of service revenues primarily reflects the high fixed costs of the ACT! telephone support center.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related expenses, costs related to the recruitment and support of our business partner channel and marketing and promotional costs to increase brand awareness in the marketplace and to generate leads for our sales channels. Sales and marketing expenses increased from $5.5 million in the three months ended September 30, 1999 to $15.8 million in the three months ended September 30, 2000, an increase of 189%. Sales and marketing expenses also increased from $13.7 million in the nine months ended September 30, 1999 to $41.1 million in the nine months ended September 30, 2000, an increase of 201%. The increases reflected the hiring of additional sales and marketing personnel, expanded advertising and other promotional activities and increased sales commissions and bonuses related to increased license revenues, and the incremental advertising, promotions, and headcount costs associated with the acquisition of the ACT! product line. The increases also reflect the increased promotional activity related to the Interact.com venture that was discontinued during the fourth quarter 2000 (see Note 6 to Condensed Consolidated Financial Statements). Sales and marketing expenses represented 54.1% and 53.8% of our total revenues for the three months ended September 30, 1999 and 2000, respectively and 55.4% and 53.8% of our total revenues for the nine months ended September 30, 1999 and 2000, respectively.

         Research and Development. Research and development expenses consist primarily of personnel-related costs for software developers, quality assurance and product documentation personnel and payments to outside contractors. Research and development expenses increased from $1.7 million in the three months ended September 30, 1999 to $7.4 million in the three months ended September 30, 2000, an increase of 334%. Research and development expense increased from $4.6 million in the nine months ended September 30, 1999 to $19.1 million in the nine months ended September 30, 2000, an increase of 319%. The increases were primarily due to additional research and development personnel hired in connection with the ACT! product line acquisition, research and development for the Interact.com venture that was discontinued during the fourth quarter 2000 (see Note 6 to Condensed Consolidated Financial Statements), and an increase in the number of software developers, quality assurance personnel and outside developers to support our product development, testing and documentation activities related to the development and release upgrades to our SalesLogix and ACT! lines of software products. Research and development expenses represented 16.8% and 25.0% of our total revenues for the three months ended

September 30, 1999 and 2000, respectively, and 18.6% and 25.0% of our total revenues for the nine months ended September 30, 1999 and 2000, respectively .

         General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased from $918,000 in the three months ended September 30, 1999 to $3.5 million in the three months ended September 30, 2000, an increase of 277%. General and administrative expenses increased from $2.3 million in the nine months ended September 30, 1999 to $10.4 million in the nine months ended September 30, 2000, an increase of 351%. This increase was primarily due to increased staffing and related expenses necessary to manage and support the expansion of our operations, additional headcount added to support the ACT! products, and the additional costs associated with being a publicly-held company. General and administrative expenses represented 9.1% and 11.7% of our total revenues for the three months ended September 30, 1999 and 2000, respectively, and 9.4% and 13.6% of our total revenues for the nine months ended September 30, 1999 and 2000, respectively.

         Amortization of Acquisition-Related Intangible Assets. Amortization of acquisition-related intangible assets consists primarily of the amortization of specifically identifiable intangible assets and goodwill. Amortization of acquisition-related intangible assets increased from $1.2 million in the three months ended September 30, 1999 to $5.0 million in the three months ended September 30, 2000. Amortization of acquisition related intangible assets increased from $2.3 million in the nine months ended September 30, 1999 to $15.1 million in the nine months ended September 30, 2000. The increase was primarily due to the increase in acquisition-related intangible assets related to the acquisitions of ACT! in December 1999 and Enact in April 1999.

         In-Process Research and Development Write-Off. The in-process research and development write-off related to the acquisition of Enact in April 1999. The amount of the write-off was determined through an independent appraisal.

         Interest Income (Expense), Net. Interest income (expense), net consists primarily of amounts earned on our cash and short-term investments balances, offset by interest expense on the debt incurred in conjunction with the acquisition of the ACT! product line in December 1999. Net interest income of $354,000 for the three months ended September 30, 1999 decreased to net interest expense of $2.5 million for the three months ended September 30, 2000. Net interest income of $559,000 for the nine months ended September 30, 1999 decreased to net interest expense of $7.4 million for the nine months ended September 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had cash, cash equivalents and short-term investments of $27.3 million, a decrease of $33.5 million from December 31, 1999. Our working capital at September 30, 2000 was $18.4 million, compared to $49.9 million at December 31, 1999.

         Our operating activities resulted in net cash outflows of $1.9 million in the nine months ended September 30, 1999, compared to $16.5 million in the nine months ended September 30, 2000. The operating cash outflows resulted primarily from significant investments in sales, marketing and product development, which led to operating losses.

         Cash used in investing activities was $12.4 million in the nine months ended September 30, 1999, resulting primarily from the Enact acquisition, and purchases of investments and capital equipment. Cash used in investing activities was $29.3 million for the nine months ended September 30, 2000, resulting primarily from purchases of investments and capital equipment.

         Cash provided by financing activities totaled $32.3 million in the nine months ended September 30, 1999, resulting primarily from net proceeds from the initial public offering and concurrent private placement. Cash used in financing activities totaled $4.4 million in the nine months ended September 30, 2000, resulting primarily from payments on capital equipment leases and a loan offset by proceeds from the exercise of stock options and the employee stock purchase plan.

         We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through September 30, 2001.

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

         Beginning January 1, 2000 the functional currencies for our European, German, and Australian operations are Pounds Sterling, Euro, and Australian dollars, respectively. Operations in Singapore were added during the third quarter, with a functional currency of the Singapore Dollar. As such, there is potential market risk exposure for our future earnings due to changes in exchange rates. Given the relatively short duration of our international monetary assets and liabilities, the relative stability of these currencies compared to the U.S. dollar, and the relative size of our international operations, we consider this exposure to be minimal. We believe that a 10% change in exchange rates would not have a significant impact on our future earnings.

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

ITEM 2.  USE OF PROCEEDS

         d)       Use of Proceeds

         On May 27, 1999, the Company's initial public offering registered on Form S-1, file number 333-75353, became effective. During the nine month period ending September 30, 2000, the Company used approximately $16.5 million of the net proceeds from the offering to fund working capital needs, approximately $11.4 million of the net proceeds from the offering to purchase office and computer equipment, approximately $5.6 million of the net proceeds for principal payments on a loan, and approximately $800,000 of the net proceeds for payments on capital lease obligations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

NUMBER           DESCRIPTION
27.1             Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTERACT COMMERCE CORPORATION



Date:  November 14, 2000        By:  /s/ John Harbottle
                                     -------------------------------------------
                                     John Harbottle
                                     Executive Vice President, Chief Financial
                                     Officer, Secretary and Treasurer (Principal
                                     Financial and Chief Accounting Officer)

                                  EXHIBIT INDEX

NUMBER           DESCRIPTION
27.1             Financial Data Schedule