Form 10-K
period 2000-12-31
INTERACT COMMERCE CORP
filed 2001-03-27
CIK 1027108

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-26161

INTERACT COMMERCE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization	86-0808340 (I.R.S. Employer Identification No.)

8800 N. Gainey Center Drive, Suite 200, Scottsdale, Arizona 85258

(Address of principal executive offices) (Zip Code)

(480) 368-3700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting common stock held by non-affiliates of the registrant on March 22, 2001 was approximately $95,135,519, based on the average of the high and low prices of the registrant’s common stock reported on the NASDAQ National Market on such date. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 2000. This determination of affiliate status is not a conclusive determination for other purposes.

      As of March 22, 2001, there were 20,362,688 outstanding shares of Common Stock, par value $.001 per share, of Interact Commerce Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the annual meeting of Stockholders to be held in 2001 or an amendment to this annual report, which definitive proxy statement or amendment shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I

Item 1.  Business

      Our disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes,” “anticipates” and “intends” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our expansion plans, objectives, expectations, intentions, and target market, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Important Factors That May Affect Our Business, Our Financial Condition, Our Results of Operations and Our Stock Price” and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission.

Overview

      Interact Commerce Corporation is a leading provider of customer relationship management (CRM) software for small and mid-sized organizations. The company builds products that are easy to use, quick to deploy, and provide anytime, anywhere access to critical information. Our solutions are flexible and reliable and are designed to provide our customers with a low total cost of ownership and a rapid return on investment. The company’s products include SalesLogix, a mid-market CRM leader used by over 3,300 companies; and ACT!, the best-selling contact manager used by more than 3.2 million professionals and 11,000 corporations. Our software solutions are sold in over 67 countries worldwide through value added resellers and by our direct sales force.

      In today’s marketplace, customer relationships and service are top priorities for any growing business. Traditional CRM-only solutions typically focus only on the front office department functions of sales, marketing and customer service. Interact believes an open architecture that interconnects the front office, back office accounting and ERP, and the Internet (or Web office) is key to providing the most effective customer acquisition and retentive services. Our open architecture enables companies to build and maintain cohesive, complete customer histories that can be shared across departments and geographies. Companies enter information once and make it available immediately to everyone who needs it. With the front office linked to the back office, employees on the front lines have the inventory, order processing and shipment status information they need to make all customer interactions as productive as possible. Back-office personnel know the status of in-process deals and support issues that could affect customer billing and payments. Because all points of contact with the customer share the same knowledge base, the customer has a consistent experience, regardless with whom he or she interacts. In our experience, the results are increased sales, higher customer retention rates and repeat business.

      We sell our SalesLogix products primarily through our network of more than 525 resellers, whom we refer to as our business partners. Our Business Partners provide the local support and implementation services required to install, configure and customize our products. We sell ACT! software primarily through a two-tier distribution channel and a direct corporate account telesales team. ACT! is supported by over 350 ACT! Certified Consultants (ACC’s) who provide services such as customization, data integration and installation.

      Our software has been built with standard features that enable customers to quickly derive benefits, as well as the flexibility to create a solution tailored to the specific and evolving requirements of our customers. We now have licensed our software to customers in a wide variety of industries, including high technology, real estate, financial services, manufacturing, pharmaceutical, marketing and consulting industries.

Industry Background

      In today’s highly competitive global marketplace, we believe it is increasingly critical for companies to prioritize their businesses around the attraction, conversion and retention of customers. Many companies are redirecting their technology investments toward systems that are intended to maximize their long-term revenue streams by increasing sales efficiency and customer loyalty. The need for relationship management software spans from individuals and small companies, to midsize companies and divisions of larger companies, to large enterprises. However, each of these marketplaces has different needs for infrastructures, technological capabilities, budgets, reporting structures and integration.

      For businesses made up of individuals or franchised sales professionals, such as insurance, financial services and real-estate, that do not have management accountability for sales production, the focus of technology in assisting the development of relationships is primarily centered around the productivity of the individual rather than the individual as part of a team. The appropriate technology for these businesses is not necessarily defined by the size of the company, but by whether or not their sales professionals function individually, within small teams, or if they are part of an organization that has a need to share information across a broad spectrum of people and channels.

      Within industries that are characterized by complex products, services, or channel relationships, competitive advantage often results from a company’s ability to provide products, services and content that are specific to the preferences of individual customers, particularly when they are making buying decisions. Many companies are realizing that existing and potential customers often access their organization through multiple business channels, including e-commerce channels, traditional direct sales forces, and indirect channel partners. In response to this shift toward sales and customer-oriented systems, many companies are investing heavily in CRM software, which is designed to automate administrative support for large enterprise sales forces and to manage more effectively customer databases for sales, customer service and marketing departments. These solutions traditionally have included centralized data management functionality for direct sales force automation, call center service and support, and marketing automation, and have helped to eliminate cost inefficiencies by streamlining and consolidating customer information and other internal administrative tasks. However, many companies that implemented traditional CRM solutions have found themselves with systems that do not interactively engage individual buying decisions or add value to those relationships. With the broad use of the Internet as a selling and service channel, a need has emerged to integrate these newer mediums of revenue generation and customer satisfaction with traditional front office CRM, back office accounting, and Enterprise Resource Planning (“ERP”) systems for creating a unified view of the customer and greater efficiencies within companies. We believe it is therefore important that companies not only equip their channels with systems that provide competitive differentiation when a customer’s buying decision is being made, but that they provide the customer with consistent, valuable services across all channels.

      The market for CRM software applications is large and growing rapidly. IDC Research estimates that the size of this market will increase to more than $12 billion in 2004. AMR Research estimates that sales force automation is the fastest growing segment of this market with an annual growth rate of 64%. A number of applications designed to address the front office automation market have been introduced over the past six or seven years, the majority of which were targeted at Fortune 1000 enterprise companies. While many of these software applications for large enterprise companies have achieved some degree of market acceptance, we believe significant limitations remain. These large enterprise software applications are typically very expensive and difficult to deploy and support. They generally entail substantial investments, often millions of dollars, to cover new software and hardware and significant implementation services. The often extensive customization and integration work required results in long implementation cycles that can range from six to 18 months or more and makes these software applications poorly suited to address rapidly changing business environments. We believe these enterprise applications are also poorly suited to the mid-market, resulting in low penetration of CRM software in the market that we address.

      AMR Research estimates that there are 150,000 to 200,000 companies worldwide with revenues between $10 million and $250 million. Our products have been designed specifically to address this mid-market in terms of ease of implementation, quick return on investment and low cost of ownership. We believe there continues to be a significant opportunity to grow our business in this under-penetrated market. The rapid evolution and acceptance of the Internet as a means for communicating, sharing information, and transacting directly with customers worldwide is changing the focus of sales and customer relationship management. The Internet offers new opportunities for increased interactivity and self-service, enabling companies to create new approaches for initiating, developing and managing both sales processes and customer relationships over time. The Internet enables the creation of powerful new revenue channels, while simultaneously improving the effectiveness with which existing distribution channels market, sell and support product and service offerings. Forrester Research, Inc. estimates that the total value of U.S. business trade on the Internet will grow to approximately $1.3 trillion in 2003. International Data Corporation, or IDC, estimates that the market for CRM applications will grow to $12 billion by 2004.

      A variety of niche e-business software applications have been introduced which target a specific aspect of the sales or customer management process. However, these point solutions have not provided the advanced, comprehensive selling functionality necessary to offer targeted products, services and content based upon a customer’s unique profile or requirements, which we believe is a critical success factor for individuals or companies using e-commerce to sell their products and services. In addition, these Internet applications typically do not interact with a company’s traditional sales and distribution channels or the CRM infrastructures that many companies have deployed. Because many of these applications were designed to support only Internet-based interactions, they typically are unable to collect information about customers when they access a company’s traditional sales channels, leaving a company with an incomplete view of an individual customer’s behavior, requirements and preferences. We believe this inability to enable a common view of individual customers across multiple selling channels limits a company’s ability to develop strategies for improving its product offerings, services, and selling processes in ways that would encourage repeat business from those customers.

      We believe companies that sell through multiple channels require a new generation of e-business sales and marketing applications to offer targeted products, services, and content to individual customers. To encourage conversion of potential customers into customers and generate repeat business from existing customers, we believe these companies must provide personalized solutions in a cost effective and reliable fashion. We believe these capabilities must support the rapid deployment of an effective e-commerce channel for selling products and services, and must also automate complex selling activities within traditional direct and indirect selling channels. We believe this next-generation software must also capitalize on the highly interactive nature of the Internet to collect real-time customer information from individual selling interactions across all sales channels. This common view of customer activity must be shared across a company’s enterprise as a basis for developing improved product offerings, services, and selling processes that encourage long-term customer loyalty.

      The market for CRM application hosting, a subset of the $12 billion overall CRM market, is expected to increase considerably over the next several years. Forrester Research estimates that application hosting for companies with $50 million to $1 billion in revenue is projected to grow to $7.2 billion market by 2003, but only $233 million for companies over $1 billion in revenue. They also estimate that companies will spend more on CRM application hosting than any other application other than eCommerce. We believe that ASP hosting of CRM applications should be an option for all customers, but must support offline usage and wireless access to be effective for sales people who spend much of their time out of the office, and thus disconnected from fast Internet connections.

      We believe the rapid growth in the wireless web access market around the world will increase and usage will become increasingly commonplace with business professionals. Therefore, easy to use access to customer data through wireless devices, including active notifications of customer account activity, will be required in all successful CRM offerings. Users will increasingly use multiple methods of access in any given work day, including web browsers, wireless handheld devices such as Palm OS-powered handhelds, web phones, and Windows-based portable computers.

      We believe that individuals and organizations of all sizes require software to automate customer and prospect interactions through field sales, internal telesales, marketing, and customer service, e-commerce and back office functions across their business. We believe these solutions must

•	Leverage the Internet and wireless technologies

•	Obtain high user adoption for successful deployments

•	Integrate seamlessly with relevant customer data across all business channels

•	Enable rapid deployment at a low cost

The Interact Commerce Solutions

      Both SalesLogix and ACT! are dominant players in their respective markets, including high tech, real estate, financial services, manufacturing, marketing and consulting industries. With SalesLogix and ACT!, Interact has compelling relationship management solutions for individuals and small workgroups through mid-market sized companies. The synergy between our two products enables our company to recommend products based on the needs of the customer group, not the size of the company or the number of licensed seats in the implementation.

      We believe SalesLogix is the leading mid-market CRM solution based on the company’s sales to over 3,300 customers in only four years. Mid-market, as defined by leading industry analysts, consists of companies or divisions within larger companies with $25 million to $500 million in revenue on the low end, and up to $1 billion in revenue on the upper end. SalesLogix provides the sales, marketing and support business units of these companies with the information to better manage customer relationships and achieve rapid return on investment. SalesLogix is one of the first CRM companies to embrace Windows, Web and Wireless technologies and thus provide access to customers anytime, anywhere using virtually any device. SalesLogix is modular, customizable and scaleable, enabling all levels of an organization to benefit from its functionality, whether they are on the road or in the office. With the flexibility to implement rapidly while customizing later as needed, combined with an affordable price, SalesLogix offers organizations a rapid return on investment. SalesLogix also integrates back office ERP and accounting organizations, as well as e-commerce customer interfaces, to provide a more complete view of the customer and integrated processes for getting the most out of those relationships.

      ACT! is the best-selling contact manager in the industry for managing and growing business relationships. ACT! is used by an estimated 3.2 million individual users, including 11,000 corporate accounts worldwide. The product is suitable for individuals, the small-office/ home-office (SOHO) market and small groups or individuals within large corporations. It enables users to track all of their daily activities in one central repository. They can better manage and profit from their relationships by tracking information about their contacts, meeting schedules, calls, and follow-up activities to keep them on top of and be knowledgeable about their relationships. ACT! users have access to their contacts, calendar, notes and histories and specialized Web services, anytime, anywhere on virtually any device.

      Commitment to delivering products that people use. CRM systems are useful only when people use them — and they often do not use them if they feel the system is a corporate mandate rather than a valuable tool. Our products are designed to support the ways that sales people, marketing professionals and support personnel really work. We believe users find that our solutions improve productivity rather than add an extra layer of bureaucracy that distracts them from the job at hand.

      Focus on delivering products with an open architecture that merge the front office, the back office, and the web office. Customers expect all areas of their vendor’s organization to know every interaction they have had with the vendor’s business. As a result, linking the accounting, manufacturing, order fulfillment, customer support, sales, marketing and web teams creates a positive experience for customers. It also enables better teamwork and efficiency. Through partnerships with back office leaders, both SalesLogix and ACT! connect to the most popular accounting and ERP systems, providing an essential link that allows companies to build complete customer histories. Our flagship applications contain links to the Internet, integrating profile information on their current contacts within the applications and devices business professionals already use on a daily basis. SalesLogix also provides integration and a unique product configuration engine that is compatible with a leading e-commerce solution for the mid-market from Microsoft.

      Anytime, anywhere access to critical business data. With our wireless product offerings our customers have access to vital customer data wherever they are within range of their data providers at a PC connected to the Internet, in an airport at a browser-based kiosk, on the train with their personal digital assistant (PDA), or in the car using their cell phone. This support is part of our commitment to delivering products and technologies that give professionals access to data how and when they want to work.

      Strong focus on our target markets. ACT! was originally designed and built specifically to meet the needs of business professionals wanting to manage and grow their business relationships. Built on the same principles as ACT!, SalesLogix was designed to do for the mid-market what ACT! did for individuals and small businesses. We recognize that the needs of the small office/ home office (“SOHO”) market and the mid-market are different than those of large enterprises and develop our products accordingly. As a result of our focus, our customers receive products that are easy to use, quick to deploy and address the specific needs of their businesses.

      Delivery of rapid return on investment to our customers. Our products are designed to combine out-of-the-box functionality with industry standard technologies and platforms. With the flexibility to be implemented rapidly with customization occurring as needed, combined with affordable prices, SalesLogix and ACT! offer organizations a rapid return on investment. We believe this quick provision of value to their businesses also improves user adoption.

Business Strategy

      Our objective is to be the dominant relationship management software provider for the SOHO and mid-markets. The following are elements of our strategy:

—	Continue to dominate the mid-market for CRM solutions. We will continue to target businesses, including divisions of larger companies, with annual revenues in what we classify as Tier 1, which is between $25 million and $500 million, and Tier 2, which falls between $500 million and $1 billion. We believe that our products and business model are uniquely suited to address these markets. We intend to continue focusing on developing software that targets the needs of mid-market businesses, selling through channels that can best reach and support this market segment, and growing and expanding these channels.

—	Continue to grow the industry-leading ACT! user base. In the year since our acquisition of ACT!, we have experienced strong growth in the ACT! user base. We intend to continue to increase the number of individual and corporate license buyers of ACT! through additional marketing investment, product enhancements, international expansion and key strategic partnerships. We also plan to introduce enhancements and improvements to the product for the mobile and wireless marketplaces.

—	Capitalize on the synergies between SalesLogix and ACT! We will continue to focus on opportunities within our ACT! customer base to upsell them to the SalesLogix product line, as many of these businesses grow and can benefit from a complete CRM solution.

—	Accelerate international expansion. During 2000, we expanded our worldwide channel to include representation in 67 countries. We will focus now on delivering more localized product offerings and driving our growth in these markets through increasing our marketing activities, adding more resellers, salespeople, and distribution channels, and extending our strategic partnerships.

—	Pursue more strategic partnerships in the wireless and handheld device arenas. We have established a strategic partnership in the wireless arena with Sprint PCS. We intend to actively pursue additional partners as well as further develop our current relationships through joint marketing activities and development.

—	Expand our vertical OEM (Original Equipment Manufacturers) and ISV (Independent Software Vendors) partnerships. Our OEM and ISV partnerships deliver our back office integration and many of our add-on software packages that enhance both SalesLogix and ACT! We intend to extend our current 16 OEM relationships for SalesLogix and ACT! through joint channel development, marketing and training. In addition, we plan to add more vertical OEMs and ISV partners to better tailor our offerings to specific market needs. We expect to leverage the extensive channels that our OEM partners have developed and to deliver our products jointly through our reseller channel as well as these OEM channels

Products

      We have designed our solutions to be easy to use, rapid to implement and to deliver a low total cost of ownership even when implemented in organizations with very diverse needs. The following tables describe the major capabilities, uses and technologies in each of our current products.

SalesLogix — CRM Application

Capabilities	Uses	Technology

Sales	• Account and Contact Management
• Opportunity Management
• Sales Processes (Methodologies)
• Forecasting
• Integrated Telephony
• Remote Synchronization
• Integrated Customer Service Data
• Integrated Back Office Account Data	Provides an integrated and comprehensive system to automate the selling process.

	Enables remote sales representatives and sales agents to manage calls, schedules, and account activities in a coordinated fashion with the entire organization.	Web Client/Server Network Remote Personal Digital Assistants Web phones

Marketing	• Lead Capture • Lead Management • Marketing Automation • Campaign Management • Literature Fulfillment	Captures, qualifies and distributes prospect information via the Web.

Automatically populates the database, distributes sales leads to the appropriate users and automatically responds to the prospect according to business rules.

Forwards leads to the appropriate salesperson, and analyzes lead flow.

	Centralized fulfillment according to lead management policy. Automated process. Utilizes third party analytics for customer analysis.	Web Client/Server

Support	• Call Tracking • Problem Tracking • Customer Management • Contract Management • Defect Tracking • Quality Assurance • Telephony Integration	Support Center Management — Provides categorization, statistics, and reporting for training, resource planning, cost analysis and overall support department management.

	Customer Self-Services — Insures that customers receive the support to which they are entitled and tracks work performed against contract provisions for billing.	Web Client/Server

Configuration	• Order Management • Configuration Management • Guided Selling • Marketing Encyclopedia • Proposals • Pricing	Provides sales with automated tools to address dynamic customer requirements.

Enables customers to make a more informed buying decision.

Enhances the sales process through needs assessment by supporting product configuration and managing pricing rules.

	Improves pricing accuracy.	Web Client/Server

ACT! — Contact Management

Uses	Uses	Technology

For Individuals, Small Businesses, and Independent Sales Professionals in Large Organizations (e.g. real estate, insurance, financial, etc.,)	• Contact Management • Calendar Management • List Management • Activity Management • List Management • Letters • Fulfillment	Provides an integrated and comprehensive system to automate the selling process.

	Enables remote sales representatives and sales agents to manage calls, schedules, and account activities in a coordinated fashion with the entire organization.	PC-based • Remote • Personal Digital Assistants • Web phones

Competition

      The market for relationship management software solutions is intensely competitive, fragmented and subject to rapid technological change. We believe we compete effectively in our marketplace in part because our products are designed specifically for mid-market organizations and divisions of larger corporations.

      Companies focused on providing contact management and CRM solutions can be broadly segmented into the following groups:

•	Traditional CRM and Sales Automation Vendors — such as Onyx, Pivotal and Siebel Systems for large enterprise organizations; Great Plains for mid-sized organizations; and Goldmine for small organizations. These companies generally seek to provide automated solutions for traditional sales channels through client/server solutions, as well as marketing and customer service products.

•	E-commerce application vendors — such as Broadvision, Calico Commerce, Firepond, Kana Communications, and Selectica. These companies generally target large enterprise organizations and seek to provide advanced selling applications for e-commerce that focus on specific aspects of customer relationships, online product configuration or buying process.

•	Hosted Web-based Sales Automation Applications — such as Salesforce.com and Upshot.com. These companies provide hosted Web-based applications for sales forces of small to mid-sized companies.

      We believe the principal competitive factors in our market include, or are likely to include, product performance and features, price, ease-of-use, quality of support and service, time to implement, ease of customization, sales and distribution capabilities, strength of brand name and overall cost of ownership. We believe we compete effectively with our competitors with respect to these factors. We have a substantial customer base and an extensive sales and distribution network, with the largest global reseller channel of any mid-market CRM vendor. However, some of our competitors have longer operating histories, significantly greater resources and greater name recognition. They also may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. We cannot assure you that our competitors will not offer or develop products that are superior to our products or that achieve greater market acceptance.

      We expect competition will increase as other established and emerging companies enter our market, as new products and technologies are introduced and as new competitors enter the market. Microsoft recently has announced alliances with Pivotal and Onyx, and we believe it is likely that Microsoft will enter and may dominate our markets at some point in time with products they develop and/or acquire. Increased competition may result in price reductions, lower gross margins and loss of our market share, any of which could materially adversely affect our business, financial condition and operating results. Although we believe we have advantages over our competitors in terms of the comprehensiveness of our solution, there can be no assurance that we can maintain our competitive position against current and potential competitors.

Sales

      Interact products are sold in 67 countries worldwide by both our own direct sales teams and through value added resellers.

SalesLogix

      We market and sell SalesLogix through both our indirect business partner channel and our direct sales force, depending generally upon the size of the customer and the market.

  Indirect Channels

      We sell and implement our products through our business partner channel of value added resellers, systems integrators, and independent software vendors. Our business partners are independent organizations that sell and market our products and perform implementation, integration and customization services. We actively recruit business partners through channel development groups within the Company. More importantly, we assist our business partners through comprehensive training and support and cooperative marketing programs. All business partners are required to undergo training and certification procedures before being authorized to sell and implement our products and must maintain minimum standards and sales volumes to retain this authorization. Our business partners are also required to register their sales opportunities with Interact, in order to provide us with visibility into our sales pipeline. As of December 31, 2000, we had 528 certified business partners including 312 in the United States and 216 in 67 other countries. Our business partners are generally local or regional businesses with little national name recognition who deliver industry-specific expertise. We plan to expand our international presence through the recruitment of additional business partners.

      We typically enter into reseller agreements with our business partners under which they purchase our products and sell our licenses to designated end-users. No ownership rights are granted to our business partners on any intellectual property relating to our products. End-user SalesLogix licenses are included in our product materials, which are provided directly to end-users by our business partners. The business partners are solely responsible for determining retail prices. However, our revenue from the sale of our products to a business partner is based on a percentage of our list price and is independent of the business partner’s ability to collect payment from an end-user. In addition, we generally provide the ongoing technical support and maintenance for our products and our business partners are paid commissions on the support contracts sold by them to the end-users. We have not granted exclusive sales territories to our business partners, but may do so in the future if a proposed distribution transaction merits such an arrangement. Our business partners are not typically restricted from offering products of our competitors.

      We believe our business partners have a significant influence over product choices by customers and that our relationship with our business partners is an essential element in our marketing, sales and implementation efforts. Through our business partner network, we are able to provide customers with trained and knowledgeable solution professionals who are available to implement our systems locally. Many of our business partners customize our systems to fit individual business needs and develop industry-specific applications that integrate with and extend the features of our products.

  Direct Sales

      We have established a targeted direct sales force to complement our indirect sales channel and pursue larger opportunities, typically companies with over $250 million in revenue, as well as key strategic accounts in selected vertical markets. In many instances, the accounts are large multi-national organizations that are seeking to deploy the software into multiple locations. As part of this effort, members of this team are targeted at specific current customers that are seen as major accounts to insure a high level of customer satisfaction and generate additional revenues. As of December 31, 2000, we employed six direct salespeople. We intend to more than double the size of this team in 2001.

      Our direct sales cycles average 4 to 6 months from initial contact to close. The average size of an order through the direct selling channel tends to be significantly higher than through our business partner channel.

      Typically in direct transactions the Company signs a license agreement directly with the customer. Pricing is based upon our list price, in many cases, less a discount based upon seat volumes. Delivery of the software tends to be either through our professional services organization or large system integrators that also develop customizations, train end users and integrate to legacy systems.

ACT!

      ACT! software is primarily sold through a two-tier distribution model. We have agreements with software distributors that purchase our products and sell them to retailers, resellers, and ACT! Certified Consultants (ACC’s).

      We currently have distribution agreements with distributors including Ingram Micro and Tech Data. Price is determined for distributors based upon a margin off of our manufacturer’s suggested retail price. No ownership rights are granted to the distributors on any intellectual property relating to our products. End-user shrink-wrap licenses are packaged, along with manuals and the software in a box, which is delivered through the channel. We generally provide ongoing technical support for ACT! on a fee-for-service basis.

      We also have a direct sales group consisting of 16 people at December 31, 2000 who focus on selling large license quantities to corporate users, which are fulfilled through the distribution channels described above. Revenue from corporate licenses represented 19% of ACT! license revenue in 2000.

Marketing

      Our marketing programs include a variety of advertising, direct marketing, telemarketing, events, public relations, web and tele-seminar campaigns that are designed to reach target prospects in the SOHO and mid-markets and cultivate relationships with industry leaders. These programs are targeted at key executives within these companies such as the vice president of sales, vice president of marketing, chief information officer and chief executive officer. As of December 31, 2000, we employed 42 people in marketing, organized generally around the areas of product marketing, marketing communications, Internet and channel marketing.

      Our marketing programs are designed to:

—	Increase brand awareness for our products — We have implemented a variety of brand awareness programs, including magazine and newspaper advertising, direct mail, public relations and trade shows. These programs have generated significant awareness for our products and a leading position in brand recognition surveys.

—	Generate leads for our channels — Through targeted profiling techniques and direct telemarketing calls from our own database as well as purchased lists we attempt to reach a significant percentage of our target audience on a quarterly basis. Through a variety of automated web and phone-based call scripts in our contact center, we are able to qualify and assign leads across our channels.

—	Promote more efficient and effective partner-based sales cycles — To take advantage of the ease-of-use of our product and to improve selling productivity, we have deployed a web infrastructure that enables dynamic tele-seminars, user-driven product demonstrations and an information repository to automatically guide prospects and our business partners through key decision points in the selling cycle.

Research and Development

      As of December 31, 2000, Interact employed 129 people in research and development. This team is responsible for the design, development and release of SalesLogix and ACT! products. Research and development is organized into three groups: development, quality assurance and documentation. Members from each of these groups form separate product teams that work closely with sales, marketing, business partners, customers and prospects to better understand market needs and requirements. When required, we use third-party development firms to expand the capacity and technical expertise of our internal research and development team. Additionally, we license third-party technology that is incorporated into our products. We believe this approach significantly shortens our time to market and we expect to continue to utilize third-party resources in the foreseeable future.

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

      We pursue the registration of some of our trademarks and service marks in the United States and in certain other countries, but we have not secured registration of all our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States and effective copyright, trademark and trade secret protection may not be available in other jurisdictions. We license proprietary rights to third parties. Such licensees may not abide by compliance and quality control guidelines with respect to such proprietary rights and may take actions that would materially and adversely affect our business, financial condition and operating results.

      The information technology market is characterized by frequent and substantial intellectual property litigation, which is often complex and expensive and involves a significant diversion of resources and uncertainty of outcome. We may need to litigate to enforce and protect our intellectual property or to defend against a claim of infringement or invalidity. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of third-party proprietary rights by our licensees and us. In addition, we expect that software developers will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. Furthermore, former employers of our present and future employees may assert claims that our employees have improperly disclosed confidential or proprietary information to us. If we discover that any elements of our products violate third-party proprietary rights, we may be unable to obtain licenses on commercially reasonable terms, if at all and to avoid or settle litigation without substantial expense and damage awards. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to pay damages or enter into royalty or license agreements on terms that are not advantageous to us. Any of these results could materially adversely affect our business, financial condition and operating results.

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

Employees

      As of December 31, 2000, we had a total of 554 employees worldwide, excluding independent contractors and other temporary employees, but including 129 people in research and development, 203 people in sales and marketing, 146 people in professional services, customer support and training and 76 people in general and administrative services. Our future performance depends in significant part on the continued service of our key technical, sales, marketing and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and operating results. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales, marketing and managerial personnel. Competition for such personnel is intense. We cannot provide any assurance that we can retain our key technical, sales, marketing and managerial personnel in the future. None of our employees are represented by a labor union and we consider our employee relations to be good.

Important Factors That May Affect Our Business, Our Financial Condition, Our Results Of Operations And Our Stock Price

Our limited operating history makes it difficult to evaluate our strategy and forecast operating results.

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

      We incurred net losses in each quarter from our inception through December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $81.8 million. We have not achieved profitability and expect to continue to incur net losses through at least September 30, 2001. We expect to continue to devote substantial resources to our product development, sales, marketing, customer support activities, and international expansion. As a result, we will need to generate significant quarterly revenues to achieve and maintain profitability. Although our revenues have increased over recent quarters, we cannot assure you that we will realize sufficient revenues to achieve and sustain profitability in any future period.

Our future operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline.

      Our operating results have varied in the past, and we expect that they may continue to fluctuate in the future. In addition, our operating results are difficult to predict and are likely to fluctuate significantly on a quarterly and an annual basis due to a number of factors, many of which are outside of our control. It is particularly difficult to predict the timing or amount of our license revenues because our products are typically shipped shortly after orders are received and therefore the amount of unfilled orders for our products is small. Furthermore, because of customer buying patterns that we do not expect to change, we recognize a substantial portion of our license revenues in the last month and often in the last weeks or days of a quarter. Other factors that may contribute to the difficulty of predicting our operating results include, but are not limited to, the following:

—	rapidly changing economic conditions;

—	the lengthiness and unpredictability of sales cycles for our products;

—	the mix of revenues generated by product licenses and customer service and support;

—	the mix of sales channels through which our products are sold;

—	the effect of fluctuations in foreign currency on international sales;

—	new product announcements and introductions by our competitors; and

—	our ability to develop, market and manage product transitions and acquisitions.

      Our operating results have fluctuated significantly in the past and will continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control. These factors include:

—	demand for our products and services;

—	size and timing of specific sales;

—	level of product and price competition;

—	timing and market acceptance of new product introductions and product enhancements by us and our competitors;

—	changes in pricing policies by us and our competitors;

—	our ability to attract, hire, train and retain sales and consulting personnel to meet the demand, if any, for our products;

—	the length of sales cycles;

—	our ability to establish and maintain relationships with our business partners, third-party implementation services providers and strategic partners;

—	mix of distribution channels through which products are sold;

—	mix of international and domestic revenues;

—	software defects and other product quality problems;

—	personnel changes;

—	general domestic and international economic and political conditions; and

—	budgeting cycles of our customers.

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

      We plan to increase our operating expenses to expand our product development, sales, marketing and customer support activities both domestically and internationally. We base our decisions regarding our operating expenses on anticipated revenue trends and many of our expenses are relatively fixed in the short term. We may not be able to reduce our expenses if our revenues are lower than anticipated, which could cause our operating results to be below the expectations of public market analysts or investors, causing the price of our common stock to fall.

We rely on a few key distributors for the ACT! product.

      The majority of sales of the ACT! product historically have been through a small number of distributors, including Ingram Micro, Inc. and Tech Data Corp. The loss of any of the key ACT! distribution relationships could have a material adverse impact on ACT! sales. A material adverse change in the financial health of any of the key ACT! distributors could also have a material adverse impact on the Company and its business.

We face risks related to financing our business strategy.

      We expect that the execution of our business strategy will require substantial amounts of capital, and we expect to experience net losses through at least September 30, 2001. As of December 31, 2000, we had cash and cash equivalents of $12.2 million and our working capital was $8.0 million. Subsequent to December 31, 2000, we secured a $20 million credit facility for working capital purposes. We anticipate that these available funds, combined with our operating results and available borrowing capacity on our credit line, will be sufficient to finance our operating activities and capital expenditures, including royalty payments to Symantec for the ACT! acquisition, through December 31, 2001.

      Due to a variety of factors, some of which are not within our control, our financing needs may accelerate. In 2001, we may require additional financing through a private placement of debt and/or equity securities and/or secondary public offering of our common stock Although we believe financing alternatives will be available, there is no assurance that available financing will be available on reasonable business terms or terms acceptable to us, or that market conditions will permit any secondary public offering on terms acceptable to us. In addition, issuing additional equity securities will dilute current stockholders’ percentage ownership, and incurring substantial debt may impose restrictions that could disrupt our ongoing business and increase our expenses. If we are unable to obtain sufficient financing on terms acceptable to us, our business, financial condition and operating results would be materially adversely affected.

Our brand and business could be adversely affected if we are not able to protect our domain names or acquire other relevant domain names.

      We have the rights to the Web domain name relating to our brands. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. As a result, we may be unable to acquire or maintain relevant domain names in the countries in which we conduct, or plan to conduct, business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, dilute or otherwise decrease the value of our trademarks and other proprietary rights.

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

Our operating results primarily rely on market acceptance of our SalesLogix and ACT! products.

      Our future financial performance will depend substantially on our ability to develop and maintain market acceptance of SalesLogix and ACT! and new and enhanced versions of SalesLogix, ACT!, and other new products. License revenues from our SalesLogix product accounted for approximately 94% and 49% of our total license revenues in 1999 and 2000. License revenue from our ACT! product that was acquired on December 30, 1999 accounted for 51% of our total license revenue in 2000. We expect product license revenues from SalesLogix and ACT! to continue to account for a significant portion of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing or demand for SalesLogix or ACT!, such as competition, technological change or evolution in customer preferences, could materially adversely affect our business, financial condition and operating results. Many of these factors are beyond our control and difficult to predict.

Our operating results primarily depend upon the sale and implementation of our products by our business partners.

      Our success will continue to depend significantly on our ability to develop and cultivate relationships with our resellers, whom we refer to as our business partners, as well as on the success of their sales efforts. Our sales and distribution strategy focuses primarily on developing and expanding indirect distribution channels through our network of business partners and, to a lesser extent, expanding our direct sales organization. Sales to or initiated by our business partners accounted for 76% and 78% of SalesLogix license revenues in 1999 and 2000, respectively. The relatively small size of our business partners may restrict their ability to timely install and implement our products during periods when they are especially busy, which may create a service backlog that adversely affects our revenues during these periods. We are currently investing, and intend to continue to invest significantly, to support and expand our indirect distribution channel. We cannot assure you that we will be able to retain our existing business partners or add new business partners to market, sell, implement and support our products effectively. Our failure to do so could materially and adversely affect our business.

Our reliance on indirect sales channels makes it more difficult to maintain quality control and forecast sales.

      Our focus on indirect distribution may adversely affect our business, financial condition and operating results if we are unable to:

—	adequately train and certify a sufficient number of business partners;

—	provide adequate incentives to our business partners;

—	provide adequate service and support to our end users through our business partners;

—	retain company and brand loyalty with our business partners and end user customers;

—	manage conflict among our business partners, whose contracts with us are generally non-exclusive;

—	manage collection of receivables from business partners on a timely basis; or

—	manage inventory levels in ACT!’s retail distribution channel.

Our business partners may handle competing products, diverting attention away from our products.

      Many of our business partners also sell products that compete with our products and we cannot assure you that our business partners will continue to devote the resources necessary to provide us with effective sales, marketing and technical support. If our business partners do not continue to support our products, our business may be materially and adversely affected.

If we experience difficulty expanding our direct sales capability, we may not be able to expand our business as planned.

      We have a direct sales organization to focus on key strategic accounts and larger opportunities, and we plan to expand the size of our direct sales force. We have experienced significant turnover in our direct sales force, and we expect to continue to experience turnover in the future. We have limited experience in maintaining a direct sales force. Our expanded sales organization may not be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. In addition, expansion of our direct sales force may lead to conflict with our business partners. We have experienced and continue to experience difficulty in recruiting qualified sales personnel. We cannot assure you that we will be able to effectively maintain and expand our direct sales force.

We face intense competition that could adversely affect our business.

      The market for relationship management software solutions is intensely competitive, fragmented and subject to rapid technological change. Companies focused on providing contact management and CRM solutions can be broadly segmented into the following groups:

•	Traditional CRM and Sales Automation Vendors — such as Onyx, Pivotal and Siebel Systems for large enterprise organizations; Great Plains for mid-sized organizations; and Goldmine for small organizations. These companies generally seek to provide automated solutions for traditional sales channels through client/server solutions, as well as marketing and customer service products.

•	E-commerce application vendors — such as Broadvision, Calico Commerce, Firepond, Kana, and Selectica. These companies target large enterprise organizations and seek to provide advanced selling applications for e-commerce that focus on specific aspects of customer relationships, online product configuration or buying process.

•	Hosted Web-based Sales Automation Applications — such as Salesforce.com and Upshot.com. These companies provide hosted Web-based applications for sales forces of small to mid-sized companies.

      We believe that the principal competitive factors in our market include, or are likely to include, product performance and features, price, ease-of-use, quality of support and service, time to implement, ease of customization, sales and distribution capabilities, strength of brand name and overall cost of ownership. We believe that we compete effectively with our competitors with respect to these factors. However, some of our competitors have longer operating histories, significantly greater resources and greater name recognition. They also may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. We cannot assure you that our competitors will not offer or develop products that are superior to our products or that achieve greater market acceptance.

      We expect that competition will increase as other established and emerging companies enter our market, as new products and technologies are introduced and as new competitors enter the market. Microsoft recently has announced alliances with Pivotal and Onyx, and we believe it is likely that Microsoft will enter and may dominate our markets at some point in time with products they develop and/or acquire. Increased competition may result in price reductions, lower gross margins and loss of our market share, any of which could materially adversely affect our business, financial condition and operating results. Although we believe we have advantages over our competitors in terms of the comprehensiveness of our solution, there can be no assurance that we can maintain our competitive position against current and potential competitors.

The market for CRM solutions is emerging and broad market acceptance of our products is uncertain.

      The market for CRM products is still emerging and continued growth in demand for and acceptance of CRM products remains uncertain. The success of our business in the face of intense competition will depend on growth of the overall market for sales automation software and related products. We have spent, and will continue to spend, considerable resources targeting the mid-market segment of the CRM market, educating potential customers about our products and sales automation software solutions in general and developing products that are compatible with Microsoft’s technology and the Internet. However, even with these efforts, sales of our products may not increase unless the market for our products continues to grow. If the market for our products does not grow or grows more slowly than we anticipate, or the mid-market segment turns out to have significantly less potential than we estimate, our business, financial condition and operating results would be materially and adversely affected.

Our operating results depend on continued market acceptance of Microsoft technology.

      We have designed our products to operate using Microsoft technologies, including Windows 2000, Windows NT, Windows 98, Microsoft Commerce Server and SQL Server. If the market acceptance of Microsoft technology declines or we are unable to timely enhance our products and technology to be compatible with new developments in Microsoft’s technology, our business, financial condition and operating results could be materially adversely affected. Although we believe that Microsoft technologies are and will continue to be widely utilized by mid-market businesses, no assurance can be given that these businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that we do not support.

      Antitrust actions initiated by federal and state regulatory authorities have resulted in a verdict against Microsoft. As a result of the verdict, the government has proposed that Microsoft be divided into two separate companies. Microsoft has appealed the verdict to the United States District Court for the District of Columbia. Any outcome of these actions that weakens the competitive position of Microsoft could adversely affect the market for our products.

Our product strategy depends on the continued use and expansion of the Internet.

      Increased sales of our software and related products will depend on the expansion of the Internet as a leading platform for commerce and communication. If the Internet does not continue to expand as a widespread communications medium and commercial marketplace, our software may not be commercially successful. The Internet infrastructure may not be able to support the demands placed on it by continued growth. As a result, the Internet could lose its viability due to delays in the development or adoption of new equipment, standards and protocols to handle increased levels of Internet activity, security, reliability, and accessibility. Additional concerns that could inhibit the growth of the Internet and its use by business as a medium for communications and commerce include:

•	concerns about the security of transactions over the Internet;

•	concerns about the privacy of data collected and stored regarding transactions over the Internet;

•	the possibility of government laws and regulations restricting the use of information collected from communications or transactions over the Internet; and

•	the potential that Internet transactions will become subject to taxation by the government.

We may not be able to respond effectively to customer needs, technological changes, or advances introduced by our competitors, and our products could become obsolete.

      The market in which we compete is characterized by rapid change based on customer needs, technological developments and advances introduced by our competitors. If new industry standards emerge or new technologies are introduced, existing products can become obsolete. In addition, new technologies may change the way software is sold or delivered. Therefore, in order to be successful, we must continue to enhance our current product line and develop new products that successfully respond to the changing needs of customers and the marketplace. We may not be able to successfully develop the products necessary to respond to these changes or to integrate new applications with our existing products. If we delay release of our software or product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers and could have a negative effect on our revenue.

We depend on key personnel for our future success and we may not be able to recruit and retain the personnel we need to succeed.

      Our success depends on the continued service of our executive officers and on the continued efforts and abilities of our key technical, customer support, sales, and management personnel. In particular, we believe that our future success is highly dependent on Patrick M. Sullivan, our Chief Executive Officer. We do not have employment agreements with the majority of our executive officers and management personnel. As a result, many of our key employees are not obligated to continue their employment with us and could leave at any time. In addition, except for Mr. Sullivan, none of our executive officers or key management is subject to non-compete agreements. We have experienced significant management changes at the executive officer level in the past, and any such changes in the future could materially and adversely affect our business, financial condition, and operating results.

      Competition for highly skilled employees with technical, management, marketing, sales, product development, and other specialized training is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. In addition, we may experience increased costs in order to attract and retain skilled employees. The loss of any key technical, customer support, sales and marketing personnel, especially if lost to competitors, could materially and adversely affect our business, financial condition, and operating results.

Our ability to increase revenues will depend in part on successful expansion of our international operations.

      To date, we have sold our products internationally primarily through our business partners located in other countries and have supported our international customers with our domestic customer support staff. We currently have subsidiaries in the United Kingdom, Germany, Australia, and Singapore. We intend to continue to expand our international operations and to enter new international markets, both through existing and new business partners and, to a lesser extent, through direct sales. This expansion will require significant management attention and financial resources and may not produce desired levels of revenue. We currently have limited experience in marketing and distributing our products internationally and have developed a limited number of non-U.S. versions of our products. In addition, our international business is subject to inherent risks that could materially and adversely affect our business, financial condition and operating results, including:

—	longer accounts receivable collection cycles;

—	difficulties in managing operations across disparate geographic areas;

—	difficulties in enforcing agreements and intellectual property rights;

—	difficulties in localizing our products for different regions;

—	fluctuations in local economic, market and political conditions;

—	need for compliance with a wide variety of U.S. and foreign export regulations;

—	potential adverse tax consequences; and

—	currency exchange rate fluctuations.

      We are still assessing the impact and cost that conversion to the Euro will have on both our internal systems and the products we sell. We will attempt appropriate corrective actions based on the results of our assessment. This issue and its related costs could materially adversely affect our business, financial condition, and operating results.

We may not recognize revenue when anticipated, which may cause our operating results to vary widely.

      The sales cycles for our products are variable, typically ranging between a few weeks to six months from initial contact with the customer to the signing of a license agreement, although occasionally sales require substantially more time. Delays in executing customer contracts may affect revenue recognition and may cause our operating results to vary widely. We believe that an enterprise’s decision to purchase CRM software is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell our products, our business partners and we generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures.

Our ability to compete effectively depends upon third parties continuing to deliver, support and enhance current and new versions of software incorporated into our products.

      We incorporate into our products software that is licensed to us by third parties, and we intend to expand this practice in the future. Because our products incorporate, or are created using, software developed and maintained by third parties, we depend on such parties’ abilities to deliver, support and enhance reliable products, develop new products and respond to emerging industry standards and other technological changes. We also rely heavily on Inprise Corporation’s Delphi Rapid Application Development (RAD) tool to build many key components of our SalesLogix product. The RAD tools market is constantly evolving and highly competitive as Microsoft and other well-financed competitors develop and market competing tools. If Delphi becomes unavailable, we may be required to adopt a replacement RAD tool and substantially modify our application programs, requiring a substantial amount of time to rewrite our products in a new language, which could have a material adverse effect on our business, financial condition and operating results. The third-party software currently incorporated into or used in our products may become obsolete or incompatible with future versions of our products. Our sales could be materially adversely affected if we are unable to replace that software with comparable or better software.

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

      In addition, we rely upon third party products such as Microsoft platform products that may contain defects or errors. Since our products rely on these third party products to operate properly, any defects in the third party products could adversely affect the operation of and market for our products, reduce our revenues, increase our costs, and damage our reputation.

We may be unable to adequately protect our proprietary rights or avoid infringement of third party proprietary rights, which could result in costly litigation

      Our success depends in part on our ability to protect our proprietary rights from copying, infringement or use by unauthorized parties. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts with us and we may not become aware of, or have adequate remedies in the event of, such breach. To protect our proprietary rights, we rely primarily on a combination of copyright, patent, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, business partners and customers, although we have not signed such agreements in every case. We employ shrink-wrap licenses designed to restrict the unauthorized use of our products but such licenses may be difficult to enforce. In addition, it may be more difficult to protect our proprietary rights outside the United States. We also cannot assure you that a third party will not assert a claim that our technology violates its intellectual property rights. As the number of software products in our market increases and product functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Any claims relating to the infringement of proprietary rights of third parties, regardless of their merit, could result in costly litigation, divert our management’s attention and our company’s resources, cause us to delay product shipments or require us to pay damages or enter into royalty or license agreements on terms that are not advantageous to us. Any of these results could materially and adversely affect our business, financial condition and operating results.

Our executive officers and directors will be able to substantially influence matters requiring stockholder approval.

      As of December 31, 2000, the executive officers, directors and entities affiliated with them beneficially own approximately 15% of our outstanding common stock. These stockholders may be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of the company.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could discourage a takeover.

      Certain provisions of our restated certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions:

—	authorize our board of directors to issue up to 20,000,000 additional shares of preferred stock;

—	limit the persons who may call special meetings of stockholders;

—	prohibit stockholder action by written consent;

—	require advance notice for nominations for election of our board of directors or for proposing matters that can be acted on by stockholders at stockholders meetings; and

—	establish a classified board of directors as of the first annual meeting of stockholders following our initial public offering.

Changes in accounting standards could affect our future operating results.

      We recognize revenues from software license agreements based upon the following criteria:

—	persuasive evidence of an arrangement exists, such as an executed license agreement, unconditional purchase order or contract;

—	delivery of the product has occurred;

—	collection of the resulting receivable is probable; and

—	the fee is fixed or determinable based upon vendor-specific objective evidence of the elements of the arrangement.

      We recognize customer support or maintenance revenues ratably over the contract term, typically one year, and recognize revenues for consulting and training services as such services are performed.

      Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” was issued in October 1997 by the American Institute of Certified Public Accountants and amended by SOP 98-4 and SOP 98-9. We adopted SOP 97-2 effective January 1, 1998. Based on our interpretation of SOP 97-2, SOP 98-4 and SOP 98-9, we believe our current revenue recognition policies and practices are consistent with these pronouncements. Future pronouncements related to software revenue recognition could lead to unanticipated changes in our current accounting practices. These changes could materially adversely affect our business, financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Additionally, the accounting standard setters, including the Securities and Exchange Commission and the Financial Accounting Standards Board, continue to review accounting standards. Any changes to these standards or any other accounting standards could materially adversely affect our operating results.

The price of our stock may continue to be volatile.

      Since our initial public offering in May 1999, our stock price has fluctuated significantly. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological advancements or new products by us or our competitors, changes in revenue and earnings estimates by securities analysts, general conditions in the software and computer industries, and other events and factors affecting the economy as a whole. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in a variety of industries, inducing the computer and software industries. These market fluctuations have adversely affected and may continue to adversely affect the market price of our stock.

Security breaches could hurt our business and reputation.

      Our business strategy involves users transmitting confidential data over the Internet. Our license agreements with our customers disclaim responsibility for the security of confidential data and have contractual disclaimers and indemnities for any damages claimed against us. However, if unauthorized parties are successful in obtaining confidential information from users of our products, our reputation and business may be damaged, and, if our contractual disclaimers and indemnities are unenforceable, we may be subject to liability for the security breach.

Item 2.  Properties

      Our principal administrative, sales, marketing, support and research and development facilities are located in approximately 66,000 square feet of space in Scottsdale, Arizona and our lease expires on July 31, 2004. We have an additional development facility located in approximately 37,000 square feet in Scottsdale, Arizona, a development facility located in approximately 18,000 square feet in San Jose, California, and a call center located in approximately 14,000 square feet in Eugene, Oregon. We also maintain international offices in England, Germany, Australia, and Singapore.

Item 3.  Legal Proceedings

      We are not a party to any legal proceedings that, if adversely determined, would have a material adverse effect on our business, financial condition and operating results.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “IACT.” At March 22, 2001, there were 251 holders of record of our common stock.

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

	High	Low

Year Ended December 31, 2000

4th quarter	$10.25	$5.813

3rd quarter	$14.875	$9.125

2nd quarter	$25.50	$11.563

1st quarter	$41.125	$25.00

Year Ended December 31, 1999

4th quarter	$42.375	$20.25

3rd quarter	$25.438	$14.125

2nd quarter (beginning May 27, 1999)	$14.875	$9.00

      During the quarter ended December 31, 2000, we issued and sold (i) 114,668 shares of our common stock registered on Form S-8 to employees pursuant to the exercise of stock options under our 1996 Equity Incentive Plan in exchange for an aggregate purchase price of $53,963, (ii) 31,405 unregistered shares of our common stock to former employees of Opis Corporation pursuant to the exercise of options we assumed in connection with our acquisition of Opis in exchange for an aggregate purchase price of $40,198, and (iii) 1,167 unregistered shares of our common stock to our business partners pursuant to the exercise of stock options under our 1998 Business Partner Stock Option Plan in exchange for an aggregate purchase price of $700. The options were granted in consideration of these individuals’ services to Interact or, in the case of former employees of Opis, in consideration of services rendered to Opis. In issuing the foregoing unregistered securities, we relied on an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

      On May 27, 1999, the Company’s initial public offering registered on Form S-1, file number 333-75353 became effective. During the year ended December 31, 2000, the Company used approximately $6.0 million of the net proceeds from the offering to fund working capital needs, approximately $8.0 million of the net proceeds from the offering to purchase office and computer equipment, approximately $15.0 of the net proceeds for principal payments on a loan, and approximately $1.0 million of the net proceeds for payments on capital lease obligations.

Item 6.  Selected Consolidated Financial Data

      In the table below, we provide you with selected consolidated financial data of Interact. We have prepared this information using the historical consolidated financial statements of Interact for the three years ended December 31, 2000. When you read this selected consolidated financial data, it is important that you read along with it the historical financial statements and related notes included in this report, as well as the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net loss per share.

	Year Ended December 31,

	2000	1999	1998

	(In thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues:

Licenses	$85,004	$24,005	$10,105

Services	22,646	12,290	5,538

Total revenues	107,650	36,295	15,643

Costs of revenues:

Licenses	8,991	1,755	604

Services	17,255	7,872	4,299

Total costs of revenues	26,246	9,627	4,903

Gross profit	81,404	26,668	10,740

Operating expenses:

Sales and marketing	56,717	20,292	10,077

Research and development	24,600	6,921	3,845

General and administrative	14,340	3,559	2,151

Amortization of acquisition related intangible assets	20,112	4,379	1,436

Restructuring charge	10,000	—	—

Warrant expense	394	—	—

Total operating expenses	126,163	35,151	17,509

Loss from operations	(44,759)	(8,483)	(6,769)

Interest and other income (expense), net	(12,161)	977	130

Net loss	$(56,920)	$(7,506)	$(6,639)

Basic and diluted net loss per share	$(2.88)	$(0.60)	$(1.76)

Weighted average shares outstanding-basic and diluted	19,785	12,578	3,771

	As of December 31,

	2000	1999	1998

	(In thousands)

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents	$12,171	$60,795	$11,377

Working capital	7,950	49,878	10,843

Total assets	121,164	164,883	23,974

Long-term debt, net present value of Symantec royalty payments and capital lease obligations, less current portion	55,345	57,371	1,241

Total stockholders’ equity	20,360	75,318	16,601

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements of Interact and the Notes. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Interact’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this annual report.

Overview

      Interact Commerce Corporation is a leading provider of customer relationship management (CRM) software for small and mid-sized organizations. The company builds products that are easy to use, quick to deploy, and provide anytime, anywhere access to critical information. Our solutions are flexible and reliable and are designed to provide our customers with a low total cost of ownership and a rapid return on investment. The company’s products include SalesLogix, a mid-market CRM leader used by over 3,300 companies; and ACT!, the best-selling contact manager used by more than 3.2 million professionals and 11,000 corporations. Our software solutions are sold in over 67 countries worldwide through value added resellers and by our direct sales force.

      We were incorporated in September 1995 and commenced operations in January 1996. Prior to April 2000, we were known as SalesLogix Corporation. From January 1996 until April 1997, our operating activities related primarily to research and development and the initial development of our independent business partner channel. In April 1997, we released the first commercial version of SalesLogix, our client-server based sales automation solution.

      In December 1997, we acquired Opis Corporation in a merger transaction, a company engaged in the development, marketing, and selling of customer support software primarily to mid-sized organizations. We paid $801,559 in cash, issued 1,228,654 shares of Series D convertible preferred stock and granted options to purchase 96,836 shares of Series D convertible preferred stock. The transaction was recorded under the purchase method of accounting and the results of operations of Opis and the fair value of the assets acquired and liabilities assumed were included in our consolidated financial statements beginning on the acquisition date. In connection with this acquisition, we recorded $5.9 million in capitalized technology and other intangible assets that are being amortized over periods of up to five years.

      In April 1999, we acquired Enact Incorporated in a merger transaction. Enact was a privately held provider of sales configuration software for managing product catalogs and marketing encyclopedias and generating proposals, quotes and orders. In connection with the Enact acquisition, we issued 609,424 shares of our common stock, of which 201,893 shares are restricted subject to three year monthly vesting based upon the continued employment of the officers of Enact. We paid $4.2 million in cash for merger consideration, plus transaction expenses and repayment of Enact’s debt. We also entered into employment agreements with officers of Enact in connection with the acquisition. The transaction was recorded under the purchase method of accounting and the results of operations of Enact and the fair value of the assets acquired and liabilities assumed are included in our consolidated financial statements beginning on April 30, 1999. In connection with this acquisition, we recorded approximately $8.8 million in capitalized technology and other intangible assets that will be amortized over three years, and expensed approximately $900,000 of in-process research and development based upon an independent appraisal.

      Through December 31, 1999, we derived revenues principally from the sale of software licenses for our SalesLogix line of products and related fees for maintenance, technical support, consulting and training services. We market and sell our SalesLogix products primarily through our business partners and to a lesser extent through our direct sales force. Sales to or initiated by our business partners accounted for 76% and 78% of license revenues in 1999 and 2000, respectively, and we expect that a substantial majority of our license revenues will continue to be generated from sales to our business partners. The contractual arrangements we enter into with our business partners provide for license fees payable to us based upon a percentage of our list price.

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

      On December 31, 1999, we acquired the ACT! product line and related business from Symantec Corporation pursuant to an agreement dated December 6, 1999, as amended and closed on December 31, 1999. Under the terms of the agreement, we acquired an exclusive, worldwide license to ACT! and an option to purchase the product line at the end of the four year license term for an aggregate purchase price of $60.0 million in cash, plus 623,247 shares of SalesLogix common stock valued at $20.0 million. The transaction was recorded under the purchase method of accounting and the results of operations of ACT! and the fair value of the assets acquired and liabilities assumed are included in our consolidated financial statements beginning on December 31, 1999. In connection with this acquisition, we recorded approximately $61.9 million in capitalized technology and other intangible assets that will be amortized over four years. The cash portion of the purchase price has been discounted at 22.4% to reflect the Company’s borrowing rate in a simultaneous third party transaction.

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

      On December 31, 1999, we received net proceeds of $25.9 million from the sale of senior subordinated debt. We paid a 1% commitment fee on the subordinated debt and issued warrants to purchase 841,107 shares of our common stock at $28.75 per share to the lenders. The fair value of these warrants, determined using the Black Scholes method, as well as the commitment fee, have been recorded as a discount to the debt and will be amortized to interest expense using the interest method over the term of the loan. In October 2000, we restructured our operations to focus around the SalesLogix and ACT! brands and to eliminate our previously announced Internet.com operation. In connection with this restructuring, we recorded a charge of $10.0 million.

      On March 22, 2001, we obtained a $20.0 million working capital line of credit. Borrowings under this line of credit are subject to available collateral and require maintenance of certain financial and operation covenants.

Historical Results of Operations

      The following table sets forth historical operating results for Interact as a percentage of total revenues. We believe that period-to-period comparisons of our operating results may not be indicative of results for any future period.

	Percentage of Total Revenues
	Year Ended December 31,

	2000	1999	1998

Revenues:

Licenses	79.0%	66.1%	64.6%

Services	21.0	33.9	35.4

Total revenues	100.0	100.0	100.0

Costs of revenues:

Licenses	8.4	4.8	3.8

Services	16.0	21.7	27.5

Total costs of revenues	24.4	26.5	31.3

Gross profit	75.6	73.5	68.7

Operating expenses:

Sales and marketing	52.7	55.9	64.4

Research and development	22.9	19.1	24.6

General and administrative	13.3	9.8	13.8

Amortization of acquisition related intangible assets	18.7	12.1	9.2

Restructuring charge	9.3	0.0	0.0

Warrant expense	0.3	0.0	0.0

Total operating expenses	117.2	96.9	112.0

Loss from operations	(41.6)	(23.4)	(43.3)

Interest and other income, net	(11.3)	2.7	0.9

Net loss	(52.9)%	(20.7)%	(42.4)%

Comparison of the Years Ended December 31, 1999 and 2000

  Revenues

      Total revenues increased from $36.3 million in the year ended December 31, 1999 to $107.7 million in the year ended December 31, 2000, an increase of 197%. Revenues from our SalesLogix product line increased from $36.3 million in the year ended December 31, 1999 to $63.6 million in the year ended, an increase of 75%. ACT! revenues were $44.0 million in 2000. The ACT! product line was acquired on December 31, 1999. Our revenues outside of North America increased from approximately $6.7 million in the year ended December 31, 1999 to approximately $19.7 million in the year ended December 31, 2000. No customer accounted for more than 10% of revenues in the year ended December 31, 1999. During the year ended December 31, 2000, one customer, Ingram Micro, accounted for approximately 19% of revenue. This customer also accounted for 18% of the outstanding receivables at December 31, 2000.

      License Revenues. Our license revenues increased from $24.0 million in the year ended December 31, 1999 to $85.0 million in the year ended December 31, 2000, an increase of 254%. The increase in license revenues was due primarily to the acquisition of ACT! Excluding ACT!, the increase was primarily due to increases in the size and productivity of our business partner network, increased market awareness and acceptance of our products and the growth of our direct sales force. Our license revenues represented 66.1% of our total revenues in the year ended December 31, 1999 and 79.0% in the year ended December 31, 2000.

      Service Revenues. Service revenues include fees for maintenance, technical support, consulting and training services. Substantially all service revenues arise from the SalesLogix product line. Our service revenues increased from $12.3 million in the year ended December 31, 1999 to $22.6 million in the year ended December 31, 2000, an increase of 84%. The increase resulted primarily from the increase in the number of licenses sold as well as renewals of existing maintenance and technical support contracts from the growing installed base of SalesLogix customers. Customers are required to enter into one-year support and maintenance contracts at the time of purchase and have the option to renew for additional one-year periods thereafter. Our service revenues represented 33.9% of our total revenues in the year ended December 31, 1999 and 21.0% in the year ended December 31, 2000. Service revenues as a percentage of total revenues decreased primarily due to the acquisition of ACT! whose revenues are primarily derived from license sales.

  Costs of Revenues

      Cost of License Revenues. Cost of license revenues includes the cost of media, product packaging, documentation and other production costs and third party royalties. Cost of license revenues increased from $1.8 million in the year ended December 31, 1999 to $9.0 million in the year ended December 31, 2000, representing 7.3% of license revenues in the year ended December 31, 1999 and 10.6% of license revenues in the year ended December 31, 2000. Cost of license revenues increased primarily as a result of the acquisition of ACT! Excluding ACT!, cost of license revenues increased due to product royalties for third party technology embedded in our products and increases in overall license sales.

      Cost of Service Revenues. Cost of service revenues consists of the costs of providing technical support, training and consulting services to customers and business partners. Cost of service revenues increased from $7.9 million in the year ended December 31, 1999 to $17.3 million in the year ended December 31, 2000. The absolute dollar increase was primarily attributable to hiring and training of additional personnel to support our growing customer base and business partner network and the cost of maintaining a telephone support center for the ACT! product line. Cost of service revenues represented 64.1% of service revenues in the year ended December 31, 1999 and 76.2% in the year ended December 31, 2000. The increase as a percentage of service revenues primarily reflects the high fixed costs of the ACT! telephone support center.

  Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related expenses, costs related to the recruitment and support of our business partner channel, and marketing and promotional costs to increase brand awareness in the marketplace and to generate leads for our sales channels. Sales and marketing expenses increased from $20.3 million in the year ended December 31, 1999 to $56.7 million in the year ended December 31, 2000, an increase of 180%. The increases in sales and marketing expenses from the year ended December 31, 1999 to the year ended December 31, 2000 reflected the hiring of additional sales and marketing personnel, expanded advertising and other promotional activities and increased sales commissions and bonuses related to increased license revenues, and the incremental advertising, promotions, and headcount costs associated with the acquisition of the ACT! product line. The increase also reflects the increased promotional activity related to the Interact.com operation that was discontinued during October 2000. Sales and marketing expenses represented 55.9% of our total revenues in the year ended December 31, 1999 and 52.7% of our total revenues in the year ended December 31, 2000.

      Research and Development. Research and development expenses consist primarily of personnel-related costs for software developers, quality assurance and product documentation personnel and payments to outside contractors. Research and development expenses increased from $6.9 million in the year ended December 31, 1999 to $24.6 million in the year ended December 31, 2000, an increase of 255%. This increase was primarily due to additional research and development personnel hired in connection with the ACT! product line acquisition, research and development for the Interact.com operation that was discontinued during the fourth quarter 2000, and an increase in the number of software developers, quality assurance personnel and outside developers to support our product development, testing and documentation activities related to the development and release upgrades to our SalesLogix and ACT! software products. Research and development expenses represented 19.1% of our total revenues in the year ended December 31, 1999 and 22.9% of our total revenues in the year ended December 31, 2000.

      General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased from $3.6 million in the year ended December 31, 1999 to $14.3 million in the year ended December 31, 2000. This increase was primarily due to increased staffing and related expenses necessary to manage and support the expansion of our operations, additional headcount added to support the ACT! products, and the additional costs associated with being a publicly held company. General and administrative expenses represented 9.8% of our total revenues in the year ended December 31, 1999 and 13.3% of our total revenues in the year ended December 31, 2000.

      Amortization of Acquisition Related Intangible Assets. Amortization of acquisition related intangible assets consisted primarily of the amortization of specifically identified intangible assets and goodwill. Amortization of acquisition related intangible assets increased from $4.4 million in the year ended December 31, 1999 to $20.1 million in the year ended December 31, 2000. The increase was due to the acquisitions of Enact in April 1999 and ACT! in December 1999.

      Restructuring Charge. On October 21, 2000, the Company recorded a charge of $10.0 million related to the closure of Interact.com. Interact.com was an Internet-based product for salespeople. The restructuring was the result of the unprofitability and lack of market acceptance of Interact.com. This restructuring eliminated redundant and unnecessary positions and resulted in a reduction in our workforce of approximately 13 percent. Equipment used for the Interact.com venture was written off as part of the restructuring, and the cost of rent on excess facilities that are to be closed was accrued.

      Employee termination benefits include severance and medical and other benefits. Office closure includes the cost of lease termination on locations to be closed. Fixed asset write-downs reflect the difference between historical cost and fair value of assets (primarily computer equipment) that was used to support the Interact.com product. Contract terminations include the cost of terminating contracts specific to Interact.com.

      A summary of the restructuring charge is as follows:

	Charged to Expense		Balance at
	in 2000	Utilized in 2000	December 31, 2000

	(In Thousands)

Fixed asset write downs	$4,271	$4,271	$—

Employee termination benefits	961	505	456

Office closure costs	1,200	283	917

Contract termination costs	3,568	1,692	1,876

	$10,000	$6,751	$3,249

      Interest and other income (expense), net. Interest and other income (expense), net consists primarily of amounts earned on our cash and short-term investment balances, offset by interest expense on the debt incurred in conjunction with the acquisition of the ACT! product line in December 1999. Net other income was $977,000 in 1999, and net other expense was $12.2 million in 2000. The increase in net expense was due primarily to interest on our subordinated debt and the accretion of the discount on the royalty payable to Symantec Corporation.

      Income Taxes. As of December 31, 2000, we had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $43.0 million. The federal carryforwards expire at various dates beginning 2011. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and tax credit carryforwards upon the occurrence of specific events, including a significant change in ownership interests. We had deferred tax assets, including net operating loss and tax credit carryforwards, totaling approximately $30.0 million as of December 31, 2000. A valuation allowance has been recorded for the entire net deferred tax asset balance as a result of uncertainties regarding its realization.

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

      General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased from $2.2 million in the year ended December 31, 1998 to $3.6 million in the year ended December 31, 1999. This increase was primarily due to increased staffing and related expenses necessary to manage and support the expansion of our operations and the expenses associated with becoming a public company, including but not limited to annual and other public reporting costs, directors’ and officers’ liability insurance, investor relations programs and professional service fees. General and administrative expenses represented 13.8% of our total revenues in the year ended December 31, 1998 and 9.8% of our total revenues in the year ended December 31, 1999. The decrease was primarily attributable to the more rapid growth of revenues compared to the growth of general and administrative expenses during this period.

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

Liquidity and Capital Resources

      As of December 31, 2000, we had cash and cash equivalents of $12.2 million, a decrease of $48.6 million from December 31, 1999. Our working capital at December 31, 2000 was $8.0 million, compared to $49.9 million at December 31, 1999.

      Our operating activities resulted in net cash outflows of $5.4 million in 1998, $2.9 million in 1999, and $17.3 million in 2000. The operating cash outflows resulted primarily from significant investments in sales, marketing and product development, which led to operating losses. The cash outflows from operating losses, increases in accounts receivable, and prepaid expenses and other current assets were partially offset by increases in accounts payable and accrued expenses as well as a decrease in the amount due from Symantec in 2000. Operating cash outflows were less than net losses due in large part to noncash charges for amortization of acquisition related intangible assets and accretion of discounts on long term obligations.

      Cash used in investing activities was $1.7 million in 1998, $12.9 million in 1999, and $20.2 million in 2000, resulting primarily from the purchase of capital equipment in each of the three years, the total cash consideration and related expenses paid in connection with the Enact acquisition in 1999 and from the purchase of short-term investments available for sale in 2000.

      Cash provided by financing activities totaled $15.3 million in 1998 and $65.2 million in 1999. Cash used in financing activities was $11.2 million in 2000. Financing cash flows in 1998 resulted primarily from the issuance of preferred stock, partially offset by payments on capital lease obligations. Cash provided by financing activities for the year ended December 31, 1999 resulted from the proceeds of our initial public offering, a concurrent private placement of equity, and the sale of subordinated debt and related warrants. Cash used in financing activities for the year ended December 31, 2000 was primarily due to payments made to Symantec in connection with the ACT! acquisition.

      Subsequent to December 31, 2000, we secured a $20 million credit facility for working capital purposes. The line of credit is subject to available collateral and requires the maintenance of certain financial and operational covenants. We believe that our existing cash and cash equivalents combined with our operating results and available borrowing capacity on our credit line will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through December 31, 2001. We require substantial capital to fund our business, particularly to finance international expansion and accounts receivable, and for capital expenditures and potential acquisitions. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of our products. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, the debt would have rights, preferences and privileges senior to holders of common stock and the terms of the debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain the necessary additional capital, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which would materially adversely affect our business, financial condition and operating results.

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

      Beginning January 1, 2000 the functional currencies for our European, German, and Australian operations are Pounds Sterling, Euro, and Australian dollars, respectively. During 2000, we commenced operations in Singapore using the Singapore Dollar as our functional currency. As such, there is potential market risk exposure for our future earnings due to changes in exchange rates. Given the relatively short duration of our international monetary assets and liabilities, the relative stability of these currencies compared to the U.S. dollar, and the relative size of our international operations, we consider this exposure to be minimal. We believe that a 10% change in exchange rates would not have a significant impact on our future earnings.

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

Item 8.  Financial Statements and Supplementary Data

      The Independent Auditors’ Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on Page 36.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this Item will be included in our proxy statement for our 2001 annual meeting of stockholders or in an amendment to this annual report and is incorporated by reference. We will file such proxy statement or amendment within 120 days of December 31, 2000.

Item 11.  Executive Compensation

      The information required by this Item will be included in our proxy statement for our 2001 annual meeting of stockholders or in an amendment to this annual report and is incorporated by reference. We will file such proxy statement or amendment within 120 days of December 31, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item will be included in our proxy statement for our 2001 annual meeting of stockholders or in an amendment to this annual report and is incorporated by reference. We will file such proxy statement or amendment within 120 days of December 31, 2000.

Item 13.  Certain Relationships and Related Transactions

      The information required by this Item will be included in our proxy statement for our 2001 annual meeting of stockholders or in an amendment to this annual report and is incorporated by reference. We will file such proxy statement or amendment within 120 days of December 31, 2000.

PART IV

ITEM 14.  Exhibits, Financial Statements and Schedules and Reports On Form 8-K

(a)  Financial Statements and Financial Statement Schedules:

		Page

1.	Index to Consolidated Financial Statements

	Report of Ernst & Young LLP, Independent Auditors	36

	Consolidated Balance Sheets as of December 31, 1999 and 2000	37

	Consolidated Statements of Operations for the years ended December 31, 1998, 1999, and 2000	38

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1998, 1999, and 2000	39

	Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999, and 2000	40

	Notes to Consolidated Financial Statements	41
2.	Index to Financial Statement Schedules
	Schedule II — Valuation and Qualifying Accounts

      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

(b)  Reports on Form 8-K

      None.

(c)  Exhibits

Number		Description

2.1	(2)	Software License Agreement between the Company and Symantec Corporation dated December 6, 1999.
2.2	(2)	Amendment to Software License Agreement between the Company and Symantec Corporation dated December 31, 1999.
2.3	(2)	Exhibit A to Software License Agreement — Licensed Products.
2.4	(2)	Exhibit C to Software License Agreement — Other Transferred Assets.
2.5	(2)	Exhibit E to Software License Agreement — Transferred Liabilities.
2.6	(2)	Exhibit F to Software License Agreement — Transition Agreement.
2.7	(2)	Exhibit M to Software License Agreement — Registration Rights Agreement.
2.8	(2)	Exhibit N to Software License Agreement — Stockholder Agreement.
3.1	(1)	Fifth Restated Certificate of Incorporation of the registrant.
3.2	(4)	Amendment No. 1 to Fifth Restated Certificate of Incorporation, effective April 24, 2000.
3.3	(1)	Second Restated Bylaws of the registrant.
4.1	(1)	Amended and Restated Investors’ Rights Agreement, dated as of June 4, 1998, by and among the registrant and the parties named therein.
4.2	(1)	Opis Investors’ Rights Agreement, dated as of December 30, 1997, among the registrant and the parties named therein.
4.3	(1)	Warrant to Purchase Stock, dated December 2, 1997, issued to Silicon Valley Bank that includes piggyback registration rights.
4.4		Warrant to Purchase Stock (dated August 4, 2000) issued to Sprint Spectrum L.P. that includes piggyback registration rights.
10.1	(2)	Office Lease Agreement, dated as of June 17, 1998, between Gainey Ranch Corporate Center and the registrant.

Number		Description

10.2	(1)	Second Amended and Restated Loan and Security Agreement, dated as of December 2, 1997, between Silicon Valley Bank and the registrant, and modifications thereto.
10.3	(1)	Master Equipment Lease dated June 7, 1996 between the registrant and Comdisco, Inc., including subsequent schedules of equipment.
10.4	(1)	1996 Equity Incentive Plan, as amended.
10.5	(1)	1998 Business Partner Stock Option Plan, as amended.
10.6	(1)	1999 Outside Director Stock Option Plan
10.7	(1)	1999 Employee Stock Purchase Plan.
10.8	(1)	Employment Agreement dated January 17, 1996 with Patrick M. Sullivan.
10.9	(3)	Senior Subordinated Note and Warrant Purchase Agreement dated December 31, 1999 among the registrant, BA Technology I, LLC and GE Capital Equity Investments, Inc.
10.10	(3)	Registration Rights Agreement dated December 31, 1999 among the registrant, BA Technology I, LLC and GE Capital Equity Investments, Inc.
10.11	(3)	Common Stock Purchase Warrant dated December 31, 1999 issued to BA Technology I, LLC
10.12	(3)	Common Stock Purchase Warrant dated December 31, 1999 issued to GE Capital Equity Investments, Inc.
10.13	(3)	Senior Subordinated Note Due 12/31/04 issued to BA Technology I, LLC
10.14	(3)	Senior Subordinated Note Due 12/31/04 issued to GE Capital Equity Investments, Inc.
10.15	(3)	Office Lease Agreement dated as of November 1, 1999 between the registrant and Opus West Corporation.
10.16	(4)	Commercial Lease Agreement dated January 19, 2000 between the registrant and NOVA CCOP, Inc.
10.17	(4)	Office Lease dated February 3, 2000 between the registrant and Century San Jose, LLC.
10.18	(4)	Credit Agreement dated April 27, 2000 between registrant and Imperial Bank.
10.19	(4)	Security Agreement dated April 27, 2000 between registrant and Imperial Bank.
10.20	(4)	Revolving Promissory Note dated April 27, 2000 between registrant and Imperial Bank.
10.21	(4)	Master Lease Agreement dated February 28, 2000, as amended and modified, between registrant and Imperial Bank.
10.22		Loan and Security Agreement dated March 16, 2001 between registrant and Foothill Capital Corporation.
10.23		Intellectual Property Security Agreement dated March 16, 2001 between registrant and Foothill Capital Corporation.
10.24		Collateral Assignment of Rights under Symantec License Agreement dated March 16, 2001 between registrant and Foothill Capital Corporation, consented to by Symantec Corporation.
10.25		Stock Pledge Agreement dated March 16, 2001 between registrant and Foothill Capital Corporation.
10.26		Sideletter Agreement dated March 16, 2001 amending Senior Subordinated Note Purchase Agreement dated December 31, 1999 among BA Technology I, LLC, GE Capital Equity Investments, Inc. and registrant.
21.1		Subsidiaries of the registrant.
23.1		Consent of Ernst & Young LLP, Independent Auditors.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-75353) filed by the registrant on March 31, 1999, as amended.

(2)	Incorporated by reference to the Current Report on Form 8-K for transaction dated December 31, 1999.

(3)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999.

(4)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Interact Commerce Corporation

      We have audited the accompanying consolidated balance sheets of Interact Commerce Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interact Commerce Corporation and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, represent fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

January 26, 2001, except for Note 19, as to
  which the date is March 22, 2001

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2000	1999

Assets

Current assets:

Cash and cash equivalents	$12,171	$60,795

Short-term investments	5,975	—

Accounts receivable, net of allowance for bad debts and returns of $4,145 and $1,064 at December 31, 2000 and 1999, respectively	32,331	12,609

Due from Symantec Corporation	—	5,609

Prepaid expenses and other current assets	2,830	2,953

Total current assets	53,307	81,966

Property and equipment, net	13,809	9,707

Intangible assets	52,539	72,049

Recoverable deposits and other assets	1,509	1,161

	$121,164	$164,883

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$7,107	$5,287

Accrued expenses	10,964	3,143

Restructuring accrual	3,249	—

Line of credit	2,000	—

Current portion of capital lease obligations	1,164	1,083

Current portion of Symantec royalty payments	13,299	11,775

Deferred revenues	7,574	10,800

Total current liabilities	45,357	32,088

Capital lease obligations, less current portion	2,507	2,264

Long-term debt	31,974	25,942

Net present value of Symantec royalty payments, less current portion	20,864	29,165

Deferred rental obligation	102	106

Stockholders’ equity:

Preferred stock, authorized 20,000,000 shares, no shares issued or outstanding at December 31, 2000 or 1999	—	—

Common stock, par value $.001 per share; authorized 50,000,000 shares, 20,260,047 and 19,348,791 shares issued and outstanding at December 31, 2000 and 1999, respectively	20	19

Additional paid-in capital	103,347	102,816

Unearned compensation	(1,184)	(2,634)

Accumulated deficit	(81,803)	(24,883)

Other comprehensive loss	(20)	—

Total stockholders’ equity	20,360	75,318

Total liabilities and stockholders’ equity	$121,164	$164,883

See accompanying notes.

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,

	2000	1999	1998

Revenues:

Licenses	$85,004	$24,005	$10,105

Services	22,646	12,290	5,538

Total revenues	107,650	36,295	15,643

Costs of revenues:

Licenses	8,991	1,755	604

Services	17,255	7,872	4,299

Total costs of revenues	26,246	9,627	4,903

Gross profit	81,404	26,668	10,740

Operating expenses:

Sales and marketing	56,717	20,292	10,077

Research and development	24,600	6,921	3,845

General and administrative	14,340	3,559	2,151

Amortization of acquisition related intangible assets	20,112	4,379	1,436

Restructuring charge	10,000	—	—

Warrant expense	394	—	—

Total operating expenses	126,163	35,151	17,509

Loss from operations	(44,759)	(8,483)	(6,769)

Other income (expense):

Interest income	2,230	1,137	385

Interest expense	(4,187)	(160)	(255)

Accretion of discount on Symantec royalty obligation	(8,225)	—	—

Accretion of discount on subordinated debentures	(1,979)	—	—

Loss before provision for income taxes	(56,920)	(7,506)	(6,639)

Provision for income taxes	—	—	—

Net loss	$(56,920)	$(7,506)	$(6,639)

Historic basic and diluted net loss per share	$(2.88)	$(0.60)	$(1.76)

Weighted average shares used in calculating basic and diluted historic net loss per share	19,785,252	12,577,855	3,770,703

See accompanying notes.

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible		Class A		Class B			Treasury
	Preferred Stock		Common Stock		Common Stock		Additional	Stock
							Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount

Balance at December 31, 1997	10,544,711	$15,047	2,239,395	$2	1,723,334	$2	$513	—	$—

Cash proceeds from issuance of Series E Preferred Stock	4,556,651	18,439	—	—	—	—	—	—	—

Exercise of Series A common stock options	—	—	988,930	1	—	—	150	—	—

Purchase of treasury stock	—	—	—	—	—	—	—	1,667	(1)

Purchase of Series B Preferred and Class B Common Stock	(33,240)	(3)	—	—	(1,650,507)	(2)	(246)	—	—

Equity based compensation	—	—	—	—	—	—	1,865	—	—

Net loss (which is the same as comprehensive loss)	—	—	—	—	—	—	—	—	—

Balance at December 31, 1998	15,068,122	33,483	3,228,325	3	72,827	—	2,282	1,667	(1)

Cash proceeds from initial public offering and concurrent private placement, and conversion of convertible preferred stock	(15,068,122)	(33,483)	14,345,007	14	(72,827)	—	67,565	—	—

Exercise of Class A common stock options	—	—	449,853	1	—	—	244	—	—

Issuance of common stock — employee stock purchase plan	—	—	94,453	—	—	—	723	—	—

Exercise of warrants	—	—	6,667	—	—	—	32	2,080	(32)

Retirement of treasury stock	—	—	(3,747)	—	—	—	(33)	(3,747)	33

Acquisition of Enact	—	—	609,424	—	—	—	5,859	—	—

Acquisition of ACT!	—	—	623,247	1	—	—	19,999	—	—

Adjustment to the OPIS acquisition	—	—	(8,438)	—	—	—	(41)	—	—

Warrants issued	—	—	—	—	—	—	6,233	—	—

Shares issued for domain name	—	—	4,000	—	—	—	68	—	—

Equity based compensation	—	—	—	—	—	—	(115)	—	—

Net loss (which is the same as comprehensive loss)	—	—	—	—	—	—	—	—	—

Balance at December 31, 1999	—	—	19,348,791	19	—	—	102,816	—	—

Exercise of Class A common stock options	—	—	620,496	1	—	—	874	—	—

Issuance of common stock — employee stock purchase plan	—	—	252,429	—	—	—	1,938	—	—

Exercise of warrants	—	—	38,331	—	—	—	—	—	—

Warrants issued with debt	—	—	—	—	—	—	394	—	—

Warrant revaluation	—	—	—	—	—	—	(2,245)	—	—

Equity based compensation	—	—	—	—	—	—	(430)	—	—

Net loss	—	—	—	—	—	—	—	—	—

Foreign translation adjustment	—	—	—	—	—	—	—	—	—

Comprehensive Loss	—	—	—	—	—	—	—	—	—

Balance at December 31, 2000	—	$—	20,260,047	$20	—	$—	$103,347	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Other
	Unearned	Accumulated	Comprehensive
	Compensation	Deficit	Loss	Total

Balance at December 31, 1997	$—	$(8,489)	$—	$7,075

Cash proceeds from issuance of Series E Preferred Stock	—	—	—	18,439

Exercise of Series A common stock options	—	—	—	151

Purchase of treasury stock	—	—	—	(1)

Purchase of Series B Preferred and Class B Common Stock	—	(2,249)	—	(2,500)

Equity based compensation	(1,789)		—	76

Net loss (which is the same as comprehensive loss)	—	(6,639)	—	(6,639)

Balance at December 31, 1998	(1,789)	(17,377)	—	16,601

Cash proceeds from initial public offering and concurrent private placement, and conversion of convertible preferred stock	—	—	—	34,096

Exercise of Class A common stock options	—	—	—	245

Issuance of common stock — employee stock purchase plan	—	—	—	723

Exercise of warrants	—	—	—	—

Retirement of treasury stock	—	—	—	—

Acquisition of Enact	(1,806)	—	—	4,053

Acquisition of ACT!	—	—	—	20,000

Adjustment to the OPIS acquisition	—	—	—	(41)

Warrants issued	—	—	—	6,233

Shares issued for domain name	—	—	—	68

Equity based compensation	961	—	—	846

Net loss (which is the same as comprehensive loss)	—	(7,506)	—	(7,506)

Balance at December 31, 1999	(2,634)	(24,883)	—	75,318

Exercise of Class A common stock options	—	—	—	875

Issuance of common stock — employee stock purchase plan	—	—	—	1,938

Exercise of warrants	—	—	—	—

Warrants issued with debt	—	—	—	394

Warrant revaluation	—	—	—	(2,245)

Equity based compensation	1,450	—	—	1,020

Net loss	—	(56,920)	—	(56,920)

Foreign translation adjustment	—	—	(20)	(20)

Comprehensive Loss	—	—	(20)	(56,940)

Balance at December 31, 2000	$(1,184)	$(81,803)	$(20)	$20,360

See accompanying notes.

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2000	1999	1998

Operating activities

Net loss	$(56,920)	$(7,506)	$(6,639)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation, including amortization of leased assets	6,304	1,986	787

Amortization of acquisition related intangible assets	20,112	4,379	1,436

Provision for losses on accounts receivable	4,782	2,206	666

Warrant issuance expense	394	—	11

Noncash equity compensation	419	445	65

Accretion of discount on Symantec royalty obligation	8,225	—	—

Accretion of discount on subordinated debentures	1,979	—	—

Noncash interest	1,807	—	—

Restructuring charge	10,000	—	—

Cash paid for restructuring	(1,524)	—	—

Changes in operating assets and liabilities, net of effects from acquisitions:

Accounts receivable	(24,712)	(10,006)	(3,082)

Due from Symantec Corporation	5,609	—	—

Prepaid expenses and other current assets	(142)	(1,299)	(350)

Accounts payable	1,820	3,911	200

Accrued expenses	7,821	244	466

Deferred revenues	(3,226)	2,788	898

Deferred rental obligation	(4)	—	106

Net cash used in operating activities	(17,256)	(2,852)	(5,436)

Investing activities

Purchases of property and equipment	(13,046)	(6,063)	(1,597)

Payment for purchase of Enact, net of cash acquired	—	(5,832)	—

Purchases of available for sale securities	(5,975)	—	—

Increase in other assets	(1,133)	(1,037)	(91)

Net cash used in investing activities	(20,154)	(12,932)	(1,688)

Financing activities

Proceeds from long-term debt	—	25,942	—

Repayments of long-term debt	—	(1,474)	(326)

Payment of Symantec royalty	(15,000)	—	—

Net proceeds from initial public offering	—	34,096	—

Net proceeds from line of credit	2,000	—	—

Principal payments under capital lease obligations	(1,027)	(563)	(451)

Net proceeds from issuance of preferred stock	—	—	18,439

Purchase of Series B preferred and Class B common stock	—	—	(2,500)

Purchase of treasury stock	—	—	(1)

Proceeds from employee stock purchase plan	1,938	723	—

Issuance of warrants	—	6,233	—

Proceeds from exercise of common stock options	875	245	151

Net cash provided by (used in) financing activities	(11,214)	65,202	15,312

Net increase (decrease) in cash and cash equivalents	(48,624)	49,418	8,188

Cash and cash equivalents, beginning of period	60,795	11,377	3,189

Cash and cash equivalents, end of period	$12,171	$60,795	$11,377

Supplemental cash flow information

Assets acquired under capital lease obligations	$1,461	$2,894	$607

Intangible assets acquired with common and preferred stock and preferred stock options	$—	$24,053	$—

Cash paid for interest	$7,598	$160	$255

See accompanying notes.

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

1.  Summary of Significant Accounting Policies

Description of Business

      Interact Commerce Corporation (“Company”) is a leading provider of relationship management software for small to mid-sized organizations. The company builds products that are easy to use, quick to deploy, and provide anytime, anywhere access to critical information. The Company’s product lines include SalesLogix, a mid-market customer relationship management product, and ACT!, a contact management product. Prior to April 2000, the Company was known as SalesLogix Corporation.

Basis of Presentation

      The Company has incurred operating losses since inception and incurred an operating loss of $44.8 million and a net loss of $56.9 million during the year ended December 31, 2000. To improve its operating results and move toward a stronger financial position, management eliminated its unprofitable Interact.com operations and eliminated additional operating costs. The Company also obtained a $20 million line-of-credit in March of 2001 to provide additional financial resources to meet its operating needs. Management believes that the elimination of certain operating costs coupled with the available amounts under its $20 million line-of-credit will provide adequate financial resources for the Company to carry out its operating plan through at least December 31, 2001.

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when acquired and which are readily convertible to cash. The Company’s investments have consisted of commercial paper, certificates of deposit with original maturities of three months or less and money market accounts.

Short-term Investments

      Short-term investments at December 31, 2000 consist of commercial paper and U.S. Government agency debt and equity securities. The Company classifies its debt and equity securities as available-for-sale. These securities are reported at fair market value and any unrealized gains and losses, net of applicable tax effects, are included in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective method. Dividend and interest income are recognized when earned.

Fair Value of Financial Instruments

      At December 31, 2000, the Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, capital lease obligations, the Symantec royalty obligation, and long-term debt. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of capital lease obligations and long-term debt approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities. Based on the Company’s current incremental

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowing rate, the fair value of the Symantec royalty obligation is approximately $39.9 million at December 31, 2000, compared to a carrying value of $34.2 million.

Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company’s customer base is dispersed across many different geographic areas throughout North America, Europe and Asia Pacific and consists of companies in a variety of industries. No single customer accounted for 10% or more of total revenues during 1998 or 1999. One customer, Ingram Micro, accounted for 19% of total revenues for the year ended December 31, 2000. This customer accounted for 18% of the outstanding accounts receivable at December 31, 2000. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

Property and Equipment

      Property and equipment are stated at cost. Equipment held under capital leases is stated at the lower of fair market value or the present value of minimum lease payments at the inception of the lease. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally three years for computers and other equipment. Prior to 2000 depreciation of furniture and fixtures was calculated using the straight-line method over a useful life of three years. For furniture and fixtures placed into service after January 1, 2000, the Company began calculating depreciation using the straight-line method over a useful life of five years. The change in accounting estimate does not have a material effect on the consolidated financial statements as of December 31, 2000. Equipment held under capital leases is amortized over the shorter of the lease term or estimated useful life of the asset.

Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. This methodology includes intangible assets acquired. Goodwill relating to specific intangible assets is included in the related impairment measurements to the extent it is identified with such assets.

Revenue Recognition and Deferred Revenue

      The Company recognizes software license revenue when either an executed license agreement, unconditional purchase order or contract is received, delivery of the product has occurred, collection of the resulting receivable is assessed as probable, and the fee is fixed or determinable based upon vendor-specific evidence of the arrangement.

      License revenue from all distribution and reseller channel inventory in excess of defined inventory levels in these channels has been deferred. Certain of the Company’s distribution contracts provide for the right of return. Reserves for product returns are estimated and recorded in accordance with Statement of Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists.”

      Revenue from services includes support and maintenance service contracts that are recorded as deferred revenue when billed and recognized ratably over the contract period. Training and consulting services are recognized as the services are performed.

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs of Revenues

      Cost of licenses includes the cost of media, product packaging, documentation and other production costs and third-party royalties.

      Cost of services consists primarily of salaries, related taxes and benefits and allocated overhead costs related to consulting, training and customer support personnel.

Research and Development

      Research and development costs, which consist primarily of software development costs, are expensed as incurred. Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is established. Prior to 2000, under the Company’s methodology for development of new products and enhancements, the technological feasibility of the underlying software was not established until substantially all product development was complete, including the development of a working model.

      Subsequent to the acquisition of ACT! on December 31, 1999, the Company began incurring costs that were eligible for capitalization. During 2000, the Company capitalized $693,000 relating to consulting costs for the development of enhancements to the ACT! product. Amortization of these costs will begin when the product is available for general release and will be provided on a straight-line basis over an estimated useful life of two years.

Advertising Costs

      The production costs of advertising are expensed upon first viewing. Advertising expense was approximately $1.2 million, $1.5 million and $10.4 million for the years ended December 31, 1998, 1999 and 2000, respectively. Prepaid advertising included in prepaid expenses was $450,000 at December 31, 1999 and $43,000 at December 31, 2000.

Income Taxes

      Income taxes have been accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share Computation

      Earnings per share is computed in accordance with SFAS No. 128, “Earnings per Share”, as well as Staff Accounting Bulletin No. 98, which covers the determination of and accounting for “cheap stock” in periods prior to an initial public offering. Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common share equivalents outstanding during the period.

      Dilutive common share equivalents consist of stock options and warrants using the treasury method and dilutive convertible securities using the if-converted method.

Foreign Currency Translation

      Through December 31, 1999, the functional currency for the Company’s foreign transactions was the U.S. Dollar. All income and expense items were translated at the prevailing exchange rate when the transaction occurred. Gains and losses on foreign currency transactions were included in the consolidated

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement of operations as incurred. Beginning in 2000 the functional currencies for our European, German, Singapore and Australian operations are Pounds Sterling, Euro, Singapore Dollar, and Australian Dollars, respectively. All income and expense items are translated using a monthly average. Gains and losses on foreign currency transactions are included in the stockholders’ equity section of the balance sheet.

Stock-Based Compensation

      The Company has elected to follow the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123). APB 25 provides that no compensation expense is recognized on employee stock option grants when the exercise price of such grants is equal to or greater than the market value of the Company’s stock.

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

Comprehensive Loss

      The Company reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive loss and its components in the financial statements. The Company has elected to disclose comprehensive loss in the consolidated statement of stockholders’ equity.

Segments of an Enterprise and Related Information

      The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Impact of Recently Issued Accounting Standards

      The Company adopted Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) on January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS No. 133 did not have a significant effect on its results of operations, financial position, or cash flows.

Reclassifications

      Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation.

2.  Acquisitions

      On April 30, 1999, the Company acquired Enact Incorporated (“Enact”), a provider of sales configuration software for managing product catalogs and marketing encyclopedias and generating proposals, quotes, and orders. The Company paid $4.2 million in cash and issued 609,424 shares of common stock, of which 201,893 shares are subject to three year monthly vesting. In connection with the acquisition, the Company incurred direct acquisition related expenses of approximately $1.4 million. Upon consummation of the transaction, Enact was merged into a wholly-owned subsidiary of the Company.

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 31, 1999, the Company acquired the ACT! product line and related business (“ACT!”) from Symantec Corporation pursuant to an agreement dated December 6, 1999, as amended and closed on December 31, 1999. Under the terms of the agreement, the Company acquired an exclusive, worldwide license to ACT! and an option to purchase the product line at the end of the four year license term for an aggregate purchase price of $60.0 million in cash, plus 623,247 shares of the Company’s common stock valued at $20.0 million. Amounts due to Symantec are based on a contractual formula and are subject to maximums of $5.0 million per quarter in 2000, $4.25 million per quarter in 2001, $2.75 million per quarter in 2002, and $2.25 million per quarter in 2003. The maximum quarterly payment amounts total $57.0 million, and the Company believes the limits will be reached in each quarter during the four year term of the agreement. The final payment is equal to $60.0 million less amounts previously paid. The cash portion of the purchase price has been discounted at 22.4% to reflect the Company’s incremental borrowing rate in a simultaneous third party borrowing transaction. The Company has also assumed certain deferred revenue obligations for which Symantec will provide reimbursement.

      The acquisitions of Enact and ACT! were recorded using the purchase method of accounting. The results of operations of Enact and ACT! and the fair values of the acquired assets and liabilities were included in the Company’s financial statements beginning on the acquisition date.

      The purchase prices of Enact and ACT! have been allocated to the assets acquired and liabilities assumed as follows:

	Enact	ACT!

Purchased technology	$2,800	$37,128

Customer list and other	—	24,752

Goodwill	5,969	—

Write-off of in-process research and development	900	—

	$9,669	$61,880

      The Company received an independent appraisal of the intangible assets acquired from Enact. This appraisal indicated that approximately $900,000 of the acquired intangible assets from Enact were in-process research and development that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense upon acquisition. The write off of in-process research and development of $0 in 1998, $900,000 in 1999, and $0 in 2000 has been included in amortization of acquisition-related intangibles in the statements of operations.

      The pro forma results of operations set forth below have been prepared to reflect the acquisitions of Enact and ACT!, assuming both acquisitions had occurred on January 1, 1998.

	Pro Forma
	For the Year Ended
	December 31,

	1999	1998

	(in thousands, except per
	share data)
	(unaudited)

Total revenues	$74,261	$58,417

Net loss	$(25,767)	$(25,653)

Basic and diluted net loss per share	$(1.45)	$(1.89)

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unaudited pro forma results of operations do not purport to present what the Company’s financial position or results of operations would actually have been had the events leading to the pro forma adjustments in fact occurred on the date or at the beginning of the periods indicated or to project the Company’s financial position or results of operations for any future date or period.

      ACT! was not a subsidiary or a reportable segment of Symantec. Symantec maintained separate accounts to capture research and development and certain product specific marketing activities of ACT!. Symantec did not maintain separate accounts to capture corporate services, information services, selling, other marketing, or general and administrative expenses incurred at the corporate level and allocated to ACT! by Symantec. Symantec’s cost of revenue includes the direct manufacturing costs of the ACT! product, royalties, and the allocation of various manufacturing overhead costs to the ACT!. The costs included above include the expenses attributed to ACT! by Symantec as well as the additional expenses the Company estimates it would have incurred had it run ACT! since January 1, 1998. These costs are not necessarily indicative of the costs that would have been incurred if the Company had operated the business for the periods presented. The expenses charged ACT! by Symantec are not necessarily indicative of the expenses that would have been incurred had ACT! operated as a stand-alone business.

3.  Restructuring Charge

      On October 21, 2000, the Company recorded a charge of $10.0 million related to the closure of Interact.com. Interact.com was an Internet-based product for salespeople. The restructuring was the result of the unprofitability and lack of market acceptance of Interact.com. This restructuring eliminated redundant and unnecessary positions and resulted in a reduction in our workforce of approximately 13 percent. Equipment used for the Interact.com venture was written off as part of the restructuring, and the cost of rent for facilities that are to be closed was accrued.

      Fixed asset write down represents the difference between depreciated costs and fair value of the equipment used for the Interact.com product. Employee termination benefits include severance and medical and other benefits. Office closure includes the cost of lease termination. Contract termination cost includes the costs of terminating contracts specific to Interact.com.

      The restructuring charge is summarized as follows:

	Charged to	Utilized in	Balance at
	Expense in 2000	2000	12/31/00

	(in thousands)

Fixed asset write down	$4,271	$4,271	$—

Employee termination	961	505	456

Office closure costs	1,200	283	917

Contract termination cost	3,568	1,692	1,876

Restructuring charge	$10,000	$6,751	$3,249

4.  Short-term Investments

      As of December 31, 2000, short-term investments consisted of the following:

Amortized Cost

(in thousands)

Available for sale:

Commercial paper	$2,992

U.S. government agencies	2,983

$5,975

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate fair value of the short-term investments approximated amortized cost.

5.  Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2000	1999

	(in thousands)

Furniture and fixtures	$3,493	$1,577

Computers and other equipment	16,588	10,809

Leasehold improvements	767	153

	20,848	12,539

Less accumulated depreciation and amortization	7,039	2,832

	$13,809	$9,707

6.  Intangible Assets

      Intangible assets consisted of the following:

	December 31,

	2000	1999

	(in thousands)

Purchased technology	$41,128	$41,128

Customer list and other	25,072	25,072

Goodwill	10,350	10,350

	76,550	76,550

Less accumulated amortization	24,011	4,501

Net intangible assets of acquired businesses	$52,539	$72,049

      Purchased technology, goodwill, customer lists, and other intangibles are stated at cost and are amortized over their estimated useful lives of three to five years using the straight-line method.

7.  Accrued Expenses

      Accrued expenses consisted of the following:

	December 31,

	2000	1999

	(in thousands)

Compensation	$4,085	$1,239

Benefits	1,038	879

Direct costs of acquisition	—	502

Distributor rebates	2,009	—

Interest expense	943	—

Royalties	760	71

Other	2,129	452

	$10,964	$3,143

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Line of Credit

      The Company has a revolving line of credit with a commercial bank in the amount of $4.0 million that is subject to renewal on April 27, 2001. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets and bear interest at the bank’s prime rate plus 0.5%. The agreement provides for certain financial and other covenants. As of December 31, 2000, the Company had outstanding advances under the revolving line of credit of $2.0 million. Subsequent to December 31, 2000, this line was repaid and replaced. See Note 19.

9.  Long-term Debt

      Long-term debt consisted of the following:

	December 31,

	2000	1999

	(in thousands)

Senior subordinated debt, due December 31, 2004, stated interest at 11% payable quarterly, net of unamortized discount of $2,304 and $6,558 at December 31, 2000 and 1999, respectively	$31,974	$25,942

	$31,974	$25,942

      On December 31, 1999, the Company borrowed $32,500,000 of senior subordinated debt (“the Subordinated Debt”). The first two interest payments in 2000 were made “in kind” by increasing the principal balance by the amount of interest due. The Company paid a 1% commitment fee on the Subordinated Debt and issued warrants to purchase 841,107 shares of the Company’s common stock at an initial price of $28.75 per share to the lenders. Warrants to purchase an additional 630,198 shares of the Company’s common stock were issued to the lenders in 2000 pursuant to the loan document. In accordance with existing provisions in the loan agreement, on August 31, 2000, the strike price of all outstanding warrants was reduced to $11.39 per share. Warrants to purchase an additional 2.847% of the Company’s fully diluted shares, as defined, are due to the lenders, pursuant to the loan document, if the debt remains outstanding by April 2, 2001. The estimated fair value of these warrants, determined using the Black Scholes method, as well as the commitment fee, have been recorded as a discount to the debt and credit to equity, and are being amortized to interest expense using the interest method over the term of the loan. During 2000 the debt discount was revalued as a result of a change in the fair value of the warrants with a corresponding reversal of the original credit to equity for the issuance. The effective interest rate on the Subordinated Debt, including amortization of this discount, was 22.4% at December 31, 1999 and 14.2% at December 31, 2000. The warrants are exercisable on a net basis, and the warrant holders have certain registration rights.

10.  Net Present Value of Symantec Royalty Payments

      Net present value of Symantec royalty payments consisted of the following:

	December 31,

	2000	1999

	(in thousands)

Payable for purchase of ACT!, no stated interest, quarterly payments through December 31, 2003, net of unamortized discount of $10,836 and $19,060 at December 31, 2000 and 1999, respectively	$34,163	$40,940

      The payable for the purchase of ACT! does not have a stated interest rate. Quarterly payments of $5,000,000 in 2000, $4,250,000 in 2001, $2,750,000 in 2002, and $2,250,000 in 2003 and one payment of

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3,000,000 in 2004 have been discounted at 22.4% to reflect the Company’s borrowing rate on the concurrent Subordinated Debt financing. At December 31, 2000 the balance included the $5,000,000 payment due December 31, 2000 which has been paid in January 2001.

11.  Leases

      The Company leases furniture and equipment under capital leases that expire in various years through 2005. The Company also leases office facilities under noncancelable operating leases that expire in various years through 2008.

      Property and equipment includes the following amounts for leases that have been capitalized:

	December 31,

	2000	1999

	(in thousands)

Furniture and equipment	$1,755	$4,399

Less accumulated amortization	626	1,088

	$1,129	$3,311

      Amortization of leased assets is included in operating expenses in the accompanying consolidated statements of operations.

      Future minimum annual payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2000:

	Capital	Operating
	Leases	Leases

	(in thousands)

2001	$1,428	$5,287

2002	1,300	4,790

2003	840	4,795

2004	365	3,256

2005	224	1,031

Thereafter	—	2,393

Total minimum lease payments	4,157	$21,552

Amounts representing interest	486

Present value of net minimum lease payments (including current portion of $1,164)	$3,671

      Total rent expense for the operating leases amounted to approximately $685,000, $1.4 million and $4.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. The Company has pledged certificates of deposit to secure lease obligations of approximately $1.2 million.

12.  Capital Stock

      In May 1999, the Company’s initial public offering became effective. The Company sold 3,823,750 shares of common stock at an offering price of $9.00 per share in the offering and 402,994 shares of common stock at a purchase price of $8.685 in a concurrent private placement. Net proceeds from the offering and private placement were approximately $34.1 million.

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to its initial public offering, the Company had Series A, B, C, D and E preferred stock and Class A and B common stock outstanding. Each share of Series A, B, C, D and E preferred stock had a par value of $.001 per share and was convertible, at the option of the holder, into two-thirds of a share of Class A common stock (Class B common stock for the Series B preferred stockholders). All Series A, B, C, D and E preferred stock and Class B common stock automatically converted into Class A common stock upon closing of the Company’s initial public offering in May 1999.

      The company had the following shares of Class A common stock reserved for future issuance:

	December 31,

	2000	1999

1996 Equity Incentive Plan	5,181,872	3,104,832

Subordinated Debt warrants	2,238,914	2,057,869

1999 Employee Stock Purchase Plan	119,078	205,547

1999 Non-Employee Director Stock Option Plan	254,690	200,000

1998 Business Partner Stock Option Plan	96,277	101,777

Series A preferred stock warrants	—	43,334

Series D preferred stock options	4,782	53,105

Other warrants	200,000	—

Total	8,095,613	5,766,464

13.  Stock Options

      The Company has elected to follow APB 25 in accounting for its employee stock options. Under APB 25, as long as the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of the grant, no compensation expense is recognized. All of the Company’s employee stock option grants have been made at fair value for accounting purposes with the exception of certain 1998 grants, the largest of which was a December 10, 1998 grant of 442,000 shares at $1.53 per share. Subsequent to the date of grant, the Company determined that the fair value for accounting purposes at the date of grant should have been $4.50 per share. This determination was based upon third party transactions subsequent to but near the date of grant. The Company also had additional grants at $1.53 from June to October 1998 for which the fair value for accounting purposes was determined to be higher by $0.97 to $1.97 per share. As a result, the Company recorded unearned compensation of $1,856,377, which is being amortized over the four-year vesting period of these options.

      The Company has an equity incentive plan for certain employees, directors, consultants and independent contractors (“1996 Plan”). Under the 1996 Plan, options to purchase stock of the Company are granted to participants at an exercise price to be determined by the Board. Generally, incentive stock options granted under the plan may be granted to employees only and may not have an exercise price less than the fair market value of the stock as of the date of the grant. Incentive stock options have a term of ten years and are exercisable over four years commencing on the one-year anniversary of the employees’ hire date.

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Option activity under the 1996 Plan is as follows:

			Weighted
			Average
			Exercise
	Shares	Exercise Price	Price

Outstanding at December 31, 1997	2,106,857	.15-.48	.19

Granted	911,171	.60-1.53	1.37

Exercised	(988,930)	.15-.48	.15

Expired or canceled	(374,752)	.15-1.53	.50

Outstanding at December 31, 1998	1,654,346	.15-1.53	.80

Granted	1,728,220	9.00-42.75	16.42

Exercised	(390,176)	.15-9.00	.42

Expired or canceled	(156,334)	.20-21.38	6.26

Outstanding at December 31, 1999	2,836,056	.15-42.75	10.07

Granted	3,334,420	7.13-41.13	19.06

Exercised	(552,762)	.15-15.00	1.28

Expired or canceled	(1,693,401)	.20-42.75	19.70

Outstanding at December 31, 2000	3,924,313	$ .15-$42.75	$15.13

Exercisable at December 31, 2000	894,243		$12.23

      Outstanding options at December 31, 2000 by range of exercise price were as follows:

				Weighted	Weighted
				Average	Average
		Options	Options	Contractual	Exercise
Exercise Price		Outstanding	Exercisable	Life	Price

$ .15-	$ 9.00	1,312,016	508,943	8.35 years	$5.93

$ 9.01-	$20.00	1,753,639	229,156	9.35 years	$14.50

$20.01-	$30.00	402,731	72,700	9.02 years	$25.52

$30.01-	$42.75	455,927	83,444	9.01 years	$34.86

		3,924,313	894,243	8.94 years	$15.13

      The weighted average fair value of employee stock options granted in 1998, 1999 and 2000 was $0.24, $11.86 and $13.75, respectively, with a weighted average remaining contractual life of approximately 8.7, 8.9 and 9.4 years, respectively.

      The Company has a stock option grant program for its resellers (Business Partners) entitled the 1998 Business Partner Stock Option Plan (“Business Partners Plan”). Under the Business Partners Plan, the Company may issue options to purchase Class A Common Stock to Business Partners who meet certain minimum sales levels. The options are granted at an exercise price equal to the fair value of the Class A Common Stock at the date of grant. As the Business Partners are not employees of the Company, expense is

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized at the time the shares become issuable based upon the Black-Scholes pricing model. Option activity under the Business Partners Plan is as follows:

			Weighted
			Average
			Exercise
	Shares	Exercise Price	Price

Outstanding at December 31, 1997	63,000	.60	.60

Granted	24,503	9.00	9.00

Exercised	—	—	—

Expired or canceled	—	—	—

Outstanding at December 31, 1998	87,503	.60-9.00	2.95

Granted	—	—	—

Exercised	(48,223)	.60-9.00	1.51

Expired or canceled	(4,000)	.60	.60

Outstanding at December 31, 1999	35,280	.60-9.00	5.19

Granted	—	—	—

Exercised	(5,500)	.60-9.00	5.69

Expired or canceled	—	—	—

Outstanding at December 31, 2000	29,780	$.60-$9.00	$5.10

Exercisable at December 31, 2000	29,780		$5.10

      In 1999, the Company adopted the 1999 Non-Employee Director Stock Option Plan (“Director Plan”). Options issued under the Director Plan must have an exercise price equal to the fair value of the Company’s common stock. Each non-employee director receives an option to purchase 12,500 shares of common stock upon joining the Company’s board of directors and an option to purchase an additional 12,500 shares after each annual meeting in which the director remains on the board. Options granted to Directors vest quarterly during the Directors’ service on the Board. The number of shares reserved for the Director Plan is automatically increased each year by an amount equal to 12,500 shares multiplied by the number of non-employee directors. Option activity under the Director Plan is as follows:

			Weighted
			Average
			Exercise
	Shares	Exercise Price	Price

Outstanding at December 31, 1998	—	—	—

Granted	87,500	$9.38-$22.38	$11.24

Exercised	—	—	—

Expired or canceled	—	—	—

Outstanding at December 31, 1999	87,500	9.38-22.38	11.24

Granted	62,500	16.75	16.75

Exercised	(7,810)	9.38	9.38

Expired or canceled	(21,876)	9.38	9.38

Outstanding at December 31, 2000	120,314	$9.38-$22.38	$14.56

Exercisable at December 31, 2000	25,006		$13.31

      At December 31, 2000, options to purchase 4,782 shares of Series D Preferred Stock that were issued in connection with a 1997 acquisition are outstanding. The options are exercisable at $.8515 per share and expire

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ten years from the date of grant. Upon exercise of outstanding options, the holders will receive up to 3,188 shares of common stock, as a result of the conversion of Series D preferred stock into common stock in connection with the Company’s initial public offering.

      SFAS No. 123 requires the presentation of pro forma information regarding net loss and net loss per share as if the Company has accounted for all its employee stock options grants under the fair value method. For purposes of this pro forma calculation, the fair value of options was estimated at the date of grant using the following weighted-average assumptions:

	Year Ended December 31,

	2000	1999	1998

Valuation method	Black- Scholes	Black- Scholes	Minimum Value

Expected life of the award	5 years	5 years	4 years

Dividend yield	0%	0%	0%

Expected volatility	89.9%	89.9%	N/A

Risk-free interest rate	5%	5%	5%

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Year Ended December 31,

	2000	1999	1998

	(in thousands, except per share data)

Net loss as reported	$(56,920)	$(7,506)	$(6,639)

Pro forma SFAS No. 123 expense	(10,110)	(1,613)	(40)

APB 25 expense recognized	419	445	65

SFAS No. 123 Pro forma net loss	$(66,611)	$(8,674)	$(6,614)

SFAS No. 123 Pro forma basic and diluted net loss per share	$(3.37)	$(.69)	$(1.75)

14.  Contingencies

      The Company is a party to legal proceedings that arise out of the ordinary course of business from time to time. Management is of the opinion that any pending matters will have no material adverse effect on the Company’s consolidated financial statements.

15.  Segment Information

      Prior to January 1, 2000, the Company operated as a single business. Beginning on January 1, 2000, the Company managed its business as two product operations, SalesLogix and ACT!. The SalesLogix operation includes the Company’s traditional SalesLogix products for sales, support and configuration, and related services. The ACT! Operation includes the ACT! software products acquired on December 31, 1999 and the Interact.com operation from January 1, 2000 through October 21, 2000 when the Company eliminated the operation. The Company evaluates performance based on profit or loss before charges for amortization of

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition related intangible assets and net interest costs. The Company does not attribute assets to segments. Segment information is as follows:

	Year Ended December 31,

	2000	1999	1998

	(in thousands)

SalesLogix revenues	$63,611	$36,295	$15,643

ACT! revenues	44,039	—	—

Total segment revenues	107,650	36,295	15,643

SalesLogix loss	(1,108)	(4,104)	(5,333)

ACT! profit	7,620	—	—

Interact.com loss	(20,765)	—	—

Total ACT! loss	(13,145)	—	—

Total segment loss	$(14,253)	$(4,104)	$(5,333)

      Total segment profit (loss) reconciles to consolidated loss before taxes as follows:

	Year Ended December 31,

	2000	1999	1998

	(in thousands)

Total segment profit (loss)	$(14,253)	$(4,104)	$(5,333)
Amounts not allocated to segments

Amortization of acquisition related intangible assets	(20,112)	(4,379)	(1,436)

Warrant expense	(394)	—	—

Restructuring charge	(10,000)	—	—

Interest income	2,230	1,137	385

Interest expense	(4,187)	(160)	(255)

Accretion of discount on Symantec royalty obligation	(8,225)	—	—

Accretion of discount on subordinated debentures	(1,979)	—	—

Total consolidated loss before taxes	$(56,920)	$(7,506)	$(6,639)

      The Company licenses and markets its products through direct and indirect channels in North America (United States, Canada, and Latin America), EMEA (Europe, Middle East and Africa), Asia-Pacific (Australia, New Zealand, India, China, Korea, Singapore, Japan and other Asia). Information regarding revenues in different geographic regions is as follows:

	Year Ended December 31,

	2000	1999	1998

	(in thousands)

North America	$88,213	$29,593	$14,205

EMEA	14,396	5,490	1,438

Asia-Pacific	5,041	1,212	—

Total revenues	$107,650	$36,295	$15,643

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.  Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows:

	December 31,

	2000	1999

	(in thousands)

Deferred tax assets:
Net operating loss carryforwards

Company	$15,578	$5,370

Enact	1,088	—

Opis	600	600

General business credits	930	573

Restructuring accrual	1,300	—

Accounts receivable allowances	1,626	—

ACT! royalty obligation	7,319	—

Other	1,559	957

	30,000	7,500

Less valuation reserve	(30,000)	(7,500)

Net deferred tax assets	—	—

Deferred tax liabilities	—	—

Net deferred taxes	$—	$—

      The valuation allowance increased by $22,500,000 and $1,300,000 at December 31, 2000 and 1999, respectively, due to the respective periods’ losses. The Company has fully reserved for its deferred tax assets due to the uncertainty of recovery from future operations. As a result the Company’s effective tax rate differs from the Federal statutory rate by such rate. The Company also expects to receive tax deductions for certain equity transactions for which the Company would record a credit to paid in capital upon realization of the benefit.

      At December 31, 2000 the Company has net operating loss carryforwards for federal income tax purposes of approximately $43,000,000 that begin to expire in 2011, to the extent not previously utilized. Approximately $4,200,000 of the net operating loss carryforward is attributable to acquired companies. These losses may be limited for tax purposes under Internal Revenue Code section 382 (Section 382) that limit the annual utilization of net operating losses. In addition, all of the Company’s net operating loss carryforwards could be subject to limitation under Section 382 based upon changes in control as defined therein that have occurred or may occur.

17.  Benefit Plans

      The Company has a 401(k) Retirement Savings Plan (Plan) covering substantially all employees. Under terms of the Plan, employees may make voluntary contributions, subject to Internal Revenue Service limitations. The Company may make discretionary annual contributions to the Plan. However, no contributions were made during 1998, 1999 or 2000. For the calendar year beginning January 1, 2001, the Company has elected to match 50% employee contributions to the Plan up to 6% of the employee’s salary.

      In 1999, the Company adopted an employee stock purchase plan. Under the employee stock purchase plan, eligible employees may purchase shares of the Company’s common stock through payroll deductions,

INTERACT COMMERCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to certain limitations. The price at which the stock may be purchased is equal to 85% of the market price of the Company’s stock on the lower of the first or last day of the applicable offering period. During 1999, 94,453 shares of common stock were issued under the employee stock purchase plan at a price of $7.65 per share. During 2000, 252,429 shares of common stock were issued under the employee stock purchase plan at prices ranging from $7.12 to $10.04.

18.  Quarterly Financial Data (Unaudited)

	2000				1999

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(in thousands, except per share data)

Net Revenues	$21,768	$25,168	$29,502	$31,212	$6,302	$8,196	$10,123	$11,674

Gross Profit	16,063	18,483	22,090	24,768	4,619	5,919	7,458	8,672

Operating Expenses	24,993	28,983	32,102	40,085	5,747	8,735	9,256	11,413

Net Loss	(12,123)	(13,717)	(12,789)	(18,291)	(1,081)	(2,659)	(1,444)	(2,322)

Net Loss per common share:

Basic and Diluted	$(0.62)	$(0.70)	$(0.64)	$(0.91)	$(0.31)	$(0.28)	$(0.08)	$(0.12)

Shares used in computing net income per common share:

Basic and Diluted	19,444	19,662	19,960	20,076	3,443	9,451	18,559	18,618

19.  Subsequent Events

      On March 22, 2001, the Company entered into a new revolving credit facility (“Line of Credit”) that is secured by substantially all of the Company’s assets. The Company may borrow up to $20 million under the Line of Credit, subject to available collateral. The Line of Credit bears interest at the lender’s prime rate plus 0.75% and is subject to renewal on March 22, 2004. The Line of Credit contains various financial and operational covenants.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Interact Commerce Corporation

December 31, 2000
(In Thousands)

				COLUMN
COLUMN A	COLUMN B	COLUMN C		D	COLUMN E

		ADDITIONS

		Charged	Charged to
	Balance of	to Costs	Other		Balance at
	Beginning of	and	Accounts —	Deduction —	End of
Description	Period	Expenses	Describe(1)	Describe(2)	Period

Year ended December 31, 1998:
Allowance for Doubtful Accounts	181	666	—	392	455

Year ended December 31, 1999:
Allowance for Doubtful Accounts	455	2,206	—	1,597	1,064

Year ended December 31, 2000:
Allowance for Doubtful Accounts	1,064	4,782	2,711	4,412	4,145

(1)	Inventory channel deferral for ACT! distribution, which is recorded as a reduction to license revenues.

(2)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 27, 2001.

INTERACT COMMERCE CORPORATION

By: /s/ PATRICK M. SULLIVAN

Patrick M. Sullivan
Chief Executive Officer

      Each person whose individual signature appears below hereby authorizes and appoints Patrick M. Sullivan and John Harbottle, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact, and each of them, full power and authority to do and perform each and every act and thing as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in- fact or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on March 27, 2001.

Signature	Title

/s/ PATRICK M. SULLIVAN Patrick M. Sullivan	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ KEVIN R. BETHKE Kevin R. Bethke	President and Chief Operating Officer

/s/ JOHN HARBOTTLE John Harbottle	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ DEEPAK KAMRA Deepak Kamra	Director

/s/ ANTHONY P. MORRIS Anthony P. Morris	Director

/s/ DAVID C. SCHWAB David C. Schwab	Director

/s/ STEVE HANSEN Steve Hansen	Director

/s/ JOHN B. CARRINGTON John B. Carrington	Director

INDEX TO EXHIBITS

EXHIBITS

Number	Description

2.1(2)	Software License Agreement between the Company and Symantec Corporation dated December 6, 1999.
2.2(2)	Amendment to Software License Agreement between the Company and Symantec Corporation dated December 31, 1999.
2.3(2)	Exhibit A to Software License Agreement — Licensed Products.
2.4(2)	Exhibit C to Software License Agreement — Other Transferred Assets.
2.5(2)	Exhibit E to Software License Agreement — Transferred Liabilities.
2.6(2)	Exhibit F to Software License Agreement — Transition Agreement.
2.7(2)	Exhibit M to Software License Agreement — Registration Rights Agreement.
2.8(2)	Exhibit N to Software License Agreement — Stockholder Agreement.
3.1(1)	Fifth Restated Certificate of Incorporation of the registrant.
3.2(4)	Amendment No. 1 to Fifth Restated Certificate of Incorporation, effective April 24, 2000.
3.3(1)	Second Restated Bylaws of the registrant.
4.1(1)	Amended and Restated Investors’ Rights Agreement, dated as of June 4, 1998, by and among the registrant and the parties named therein.
4.2(1)	Opis Investors’ Rights Agreement, dated as of December 30, 1997, among the registrant and the parties named therein. Warrant to Purchase Stock, dated December 2, 1997, issued to Silicon Valley Bank that includes piggyback registration rights.
4.3(1)	Warrant to Purchase Stock, dated August 4, 2000, issued to Sprint
4.4	Spectrum L.P. that includes piggyback registration rights
10.1(2)	Office Lease Agreement, dated as of June 17, 1998, between Gainey Ranch Corporate Center and the registrant.
10.2(1)	Second Amended and Restated Loan and Security Agreement, dated as of December 2, 1997, between Silicon Valley Bank and the registrant, and modifications thereto.
10.3(1)	Master Equipment Lease dated June 7, 1996 between the registrant and Comdisco, Inc., including subsequent schedules of equipment.
10.4(1)	1996 Equity Incentive Plan, as amended.
10.5(1)	1998 Business Partner Stock Option Plan, as amended.
10.6(1)	1999 Outside Director Stock Option Plan
10.7(1)	1999 Employee Stock Purchase Plan.
10.8(1)	Employment Agreement dated January 17, 1996 with Patrick M. Sullivan.
10.9(3)	Senior Subordinated Note and Warrant Purchase Agreement dated December 31, 1999 among the registrant, BA Technology I, LLC and GE Capital Equity Investments, Inc.
10.10(3)	Registration Rights Agreement dated December 31, 1999 among the registrant, BA Technology I, LLC and GE Capital Equity Investments, Inc.
10.11(3)	Common Stock Purchase Warrant dated December 31, 1999 issued to BA Technology I, LLC
10.12(3)	Common Stock Purchase Warrant dated December 31, 1999 issued to GE Capital Equity Investments, Inc.
10.13(3)	Senior Subordinated Note Due 12/31/04 issued to BA Technology I, LLC
10.14(3)	Senior Subordinated Note Due 12/31/04 issued to GE Capital Equity Investments, Inc.
10.17(4)	Office Lease dated February 3, 2000 between the registrant and Century San Jose, LLC.

Number	Description

10.18(4)	Credit Agreement dated April 27, 2000 between registrant and Imperial Bank.
10.19(4)	Security Agreement dated April 27, 2000 between registrant and Imperial Bank.
10.20(4)	Revolving Promissory Note dated April 27, 2000 between registrant and Imperial Bank.
10.21(4)	Master Lease Agreement dated February 28, 2000, as amended and modified, between registrant and Imperial Bank.
10.22	Loan and Security Agreement dated March 16, 2001 between registrant and Foothill Capital Corporation.
10.23	Intellectual Property Security Agreement dated March 16, 2001 between registrant and Foothill Capital Corporation.
10.24	Collateral Assignment of Rights under Symantec License Agreement dated March 16, 2001 between registrant and Foothill Capital Corporation, consented to by Symantec Corporation.
10.25	Stock Pledge Agreement dated March 16, 2001 between registrant and Foothill Capital Corporation.
10.26	Sideletter Agreement dated March 16, 2001 amending Senior Subordinated Note Purchase Agreement dated December 31, 1999 among BA Technology I, LLC, GE Capital Equity Investments, Inc. and registrant.
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-75353) filed by the registrant on March 31, 1999, as amended.

(2)	Incorporated by reference to the Current Report on Form 8-K for transaction dated December 31, 1999.

(3)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999.

(4)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.