Form 10-K/A
period 2000-12-31
INTERACT COMMERCE CORP
filed 2001-04-30
CIK 1027108

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________


                                  FORM 10-K/A

                                 ______________

                                   (Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13
      OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                      OR

[_]       TRANSITION REPORT PURSUANT TO SECTION

     13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                        Commission file number 0-26161
                                               -------

                         INTERACT COMMERCE CORPORATION
            (Exact name of registrant as specified in its charter)

          DELAWARE                                              86-0808340
State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                              Identification No.)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of the voting common stock held by non-affiliates of the registrant on March 22, 2001 was approximately $95,135,519, based on the average of the high and low prices of the registrant's common stock reported on the NASDAQ National Market on such date. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 2000. This determination of affiliate status is not a conclusive determination for other purposes.

    As of March 22, 2001, there were 20,362,688 outstanding shares of Common Stock, par value $.001 per share, of Interact Commerce Corporation.

                               EXPLANATORY NOTE

     This amendment to our annual report on Form 10-K for the year ended December 31, 2000 is being filed solely to provide the information required by
Part III of the report.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Company

     The Company's Restated Bylaws provide that the number of directors shall be determined by the Board, but in no event will the Board consist of more than fifteen directors. The Company's Certificate of Incorporation provides that the Board is divided into three classes, each of whose members serve for a staggered three-year term.

     The following table sets forth information regarding the executive officers and directors of Interact as of March 22, 2001:

Executive Officers and Directors

            Name                         Age                       Position
            ----                         ---                       --------
Patrick M. Sullivan(e).............      47      Chief Executive Officer and Chairman of the Board
John Harbottle.....................      46      Executive Vice President, Finance, Chief Financial Officer,
                                                 Secretary and Treasurer
Kevin R. Bethke....................      36      President and Chief Operating Officer
Michael L. Simpson.................      35      Chief Marketing Officer
Gregory J. Head....................      36      President, ACT! Division
Michael Muhney.....................      50      Executive Vice President, Business Development
Patrick LaVoie.....................      29      Vice President of Customer Service
Deepak Kamra(a)(e).................      44      Director
Anthony P. Morris(b)(d)............      54      Director
David C. Schwab(a)(d)..............      43      Director
John B. Carrington(a)(c)...........      57      Director
Stephen L. Hansen(b)(c)............      44      Director

__________
(a)  Member of compensation committee.
(B)  Member of audit committee.
(c)  Director through 2001 annual meeting.
(d)  Director through 2002 annual meeting.
(e)  Director through 2003 annual meeting.

     Patrick M. Sullivan is the Company's founder and has served as its Chief Executive Officer and as a member of the Board since September 1995 and as Chairman of the Board since March 1999. From September 1995 to October 2000, Mr. Sullivan served as the Company's President. Prior to founding the Company, Mr. Sullivan served as President and Chief Executive Officer for Contact Software International, Inc., the developer of ACT! Software, from October 1985 until June 1993, at which time Contact Software was acquired by Symantec Corp. Mr. Sullivan continued as Vice President of the Contact Management Division for Symantec until November 1993. Mr. Sullivan pursued personal interests from November 1993 until founding the Company. Mr. Sullivan holds a B.S. in Marketing from Eastern Illinois University.

     John Harbottle has served as the Company's Executive Vice President, Finance, Chief Financial Officer, Secretary and Treasurer since May 2000. From August 1999 to May 2000, Mr. Harbottle served as NBCI's Executive Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. From August 1998 to May 2000, Mr. Harbottle served as Xoom.com's Vice President, Finance and Chief Financial

Officer and as Xoom.com's Secretary from April 1999 to May 2000. From February 1996 to February 1998, Mr. Harbottle was the Vice President of Finance and Chief Financial Officer of Mastering Computers, Inc., an information technology training and CBT software development and manufacturing company, and then worked as an independent consultant for Mastering Computers, Inc. from February 1998 to July 1998. From October 1994 to February 1996, Mr. Harbottle was the Vice President of Finance and Chief Financial Officer of Zenger-Miller, an international management/leadership training, consulting and education company. From January 1992 to October 1994, Mr. Harbottle was the Vice President of Finance and Chief Financial Officer of IFS, an international consumer products and direct marketing company. Mr. Harbottle holds a B.S. in Business Administration from the University of California, Berkeley.

     Kevin R. Bethke has served as the Company's President and Chief Operating Officer since October 2000 and as the Company's Vice President of Worldwide Sales from December 1998 until October 2000. From January 1994 until November 1998, Mr. Bethke served in various capacities, most recently as Vice President of Sales, for QAD, Inc., a leading provider of enterprise resource planning solutions for the mid-market. Mr. Bethke holds a B.S. in Zoology from Southern Illinois University and an MBA from Northern Illinois University.

     Michael L. Simpson has served as the Company's Chief Marketing Officer since March 2000. From 1992 through February 2000, Mr. Simpson served in various capacities at Novell, Inc., most recently as director of strategic market planning. Prior to 1992, Mr. Simpson served as the general manager of a consulting and networking integrator. Mr. Simpson has worked in the software industry since 1986.

     Gregory J. Head has served as President of the ACT! Division since December 1999. From July 1998 to December 1999, Mr. Head served as the Vice President of International Sales for the Company. From February 1996 to June 1998, Mr. Head served as the Company's Vice President of Marketing. Mr. Head served as senior product marketing manager for the ACT! product line at Symantec Corporation from June 1993 to November 1995. Mr. Head joined Contact Software International, the original marketers and developers of ACT!, in 1989 and served in various sales and marketing management positions until joining Symantec when Contact Software was acquired in 1993. Mr. Head graduated from the University of Iowa with a B.A. in Economics.

     Michael Muhney has served as the Company's Executive Vice President of Business Development since December 1999. >From September 1998 to December 1999, Mr. Muhney was a Senior Manager in Deloitte Consulting, an international consulting firm, where he led Deloitte's worldwide efforts in the sale and implementation of high end customer relationship management systems to major global accounts. From November 1993 to September 1998, Mr. Muhney managed his personal investments. Mr. Muhney was a co-founder of Contact Software and served as its Executive Vice President until it was acquired in 1993. Mr. Muhney has also served as Executive-in-Residence at the University of Illinois College of Commerce and Business Administration for the past five years. Additionally, he serves on the Business Advisory Council for the Dean of the University of Illinois College of Commerce and Business Administration, an invited position by the Dean. Mr. Muhney graduated from the University of Illinois with a degree in finance.

     Patrick LaVoie has served as the Company's Vice President of Customer Service since October 2000. From February 1999 to October 2000, Patrick was on the executive management team for Deloitte & Touche's mid market CRM consulting practice and was the National Alliance Manager for the Interact Commerce Corp relationship. In May 1998, Mr. LaVoie served a nine-month term as Employee Solutions' Vice President of Operations to aid in the turn-around of the company. Mr. LaVoie holds B.S. degrees in finance and computer information systems from Arizona State University and an International MBA from Thunderbird, The American Graduate School of International Management, with concentration in operations and finance.

     Deepak Kamra has been a director of the Company since January 1996. Since March 1993, Mr. Kamra has been a principal of Canaan Partners, a provider of consulting and venture financing to technology companies. Mr. Kamra became a general partner of Canaan Partners in October 1995. Mr.

Kamra also serves as a member of the board of directors for Concord Communications, Inc., a developer of web-based network reporting and analysis to evaluate the effectiveness of customers' IT investments. Mr. Kamra also serves on the board of directors for iPrint.com, an Internet business printing service and for numerous privately-held technology companies. Mr. Kamra holds a B.S. in Commerce from Carleton University and an MBA from Harvard University.

     Anthony P. Morris has been a director of the Company since October 1996. Mr. Morris is a principal with Morris & Associates, a management consulting and financial advisory firm he founded in 1988. He is also a general partner of Morris Ventures, a venture capital firm investing in information technology and Internet companies. Mr. Morris is also a director for Phoenix Technologies, Ltd., a developer of software fundamental to the design and use of personal computers, information appliances and peripherals. Mr. Morris holds an A.B. from the University of Pennsylvania and an MBA from Stanford University.

     David C. Schwab has been a director of the Company since March 1999. Since June 1996, Mr. Schwab has been a general partner of Sierra Ventures, a provider of consulting and venture financing to technology companies. From August 1991 until June 1996, Mr. Schwab served as Vice President of Sales for Scopus Technologies, Inc. Mr. Schwab also serves as a member of the board of directors for Micromuse, Inc., a provider of software solutions for monitoring and management of IT infrastructure, Computer Literacy, Inc., an online seller of computer and technical books, and numerous privately-held technology companies. Mr. Schwab holds a B.A. from the University of California San Diego, an MS and ENG in Aerospace Engineering from Stanford University and an MBA from Harvard University.

     John B. Carrington has been a director of the Company since May 1999. Mr. Carrington currently serves on the board of directors for Digital Lava, Inc. a publicly traded provider of video publishing and management tools, since March 1999. Mr. Carrington has been the President, CEO and Chairman of the board of directors of Websense, Inc., an employee Internet management solutions provider, since May 1999. Previously, Mr. Carrington served as Chairman and Chief Executive Officer of Artios, Inc., a privately held CAD/CAM and ERP supplier to the packaging industry, from August 1996 until it was acquired by BARCO n.a. in December 1998. Prior to that, Mr. Carrington served as President and Chief Executive Officer of Digitalk, Inc., a privately held object-oriented client/server/internet application development tools company, from September 1991 until Digitalk was merged with ParcPlace Inc. in August 1995, after which time Mr. Carrington served on the ParcPlace-Digitalk board of directors until September 1998. Prior to joining Digitalk, Mr. Carrington was Chairman of the Board and Chief Executive Officer of Cogensys Corporation, co-founded State of the Art, Inc., and held senior positions with the Del Mar Group, Harte-Hanks Communications, and Honeywell. Mr. Carrington holds a B.B.A from the University of Texas, Austin.

     Stephen L. Hansen has been a director of the Company since October 1999. Previously, Mr. Hansen served as Chief Financial Officer of GeoCities, Inc., a company that provides personal web page publishing, from November 1997 until its acquisition by Yahoo in May 1999. From January 1994 to November 1997, Mr. Hansen served as Senior Vice President and Chief Financial Officer for the Recreation Group of Universal Studios, a studio that produces and distributes films, videos, television shows and music. From September 1992 to January 1994, Mr. Hansen served as Senior Vice President and Chief Financial Officer for Universal Studios Hollywood. From 1979 to 1992, Mr. Hansen was with KPMG Peat Marwick, most recently as a partner in the Entertainment, Media and Technology Group. Mr. Hansen received his B.S. degree in Accounting from the University of Southern California and is a Certified Public Accountant.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to it officers, directors and greater than ten percent stockholders were complied with, except for the following: a report on Form 3 was filed late by Irving Goldberg, former President, SalesLogix Product Line, in connection with one transaction, his employment by the Company on April 3, 2000; a report on Form 3 was filed late by Greg Head in connection with one transaction, his appointment by the Company to President, Act! on January 17, 2000; a report on Form 4 was filed late by Greg Head in connection with two transactions, the exercise of employee stock options by him on June 29 and 30, 2000; a report on Form 3 was filed late by Patrick LaVoie in connection with one transaction, his employment by the Company on October 18, 2000; a report on Form 3 was filed late by Michael Muhney in connection with one transaction, his employment by the Company on December 13, 1999; a report on Form 3 was filed late by Michael Simpson in connection with one transaction, his employment by the Company on March 6, 2000; a report on Form 4 was filed late by Michael Simpson in connection with two transactions, the acquisition of shares of Common Stock by him on August 7 and 10, 2000; and a report on Form 4 was filed late by Deepak Kamra in connection with two transactions, the acquisition and disposition of shares of Common Stock by him on May 1 and 9, 2000, respectively. In addition, the records of the Company do not indicate that Forms 5 were filed by Steve Hanson, Deepak Kamra, or David Schwab for 2000.

Item 11. Executive Compensation.

                            EXECUTIVE COMPENSATION

Composition and Meetings of the Board of Directors and Committee Meetings

     During the fiscal year ended December 31, 2000, the Board met six (6) times and acted by written consent in lieu of meeting three (3) times. The standing committees of the Board are the Compensation Committee and the Audit Committee.

     The Compensation Committee currently consists of Messrs. Carrington, Schwab and Kamra. The Compensation Committee determines the compensation of the Company's elected officers other than the Chief Executive Officer whose compensation the Committee recommends to the full Board for approval. In 2000, the Compensation Committee met three (3) times and, at the board's request, approved certain grants of options during 2000 under the Company's 1996 Equity Incentive Plan, as amended (the "Incentive Plan").

     During the fiscal year ended December 31, 2000, the Audit Committee consisted of Messrs. Morris and Hansen. It is responsible for retaining the Company's independent accountants and consulting with them regarding the scope and timing of their audit, and the accountant's report concerning the Company's audited financial statements and the Company's internal accounting controls. The Audit Committee met four (4) times in 2000. On April 7, 2001, Mr. Kamra became a member of the Audit Committee.

     During the fiscal year ended December 31, 2000, all current directors attended at least 75% of the aggregate of the meetings of the Board and of the committees on which they served, held during the period for which they were a director or committee member, respectively.

Directors' Compensation

     Effective as of January 1, 2001, directors who are not employees of the Company are paid a $6,000 annual retainer (paid in quarterly installments), a $1,000 fee per regular meeting attended, and a $500 fee per committee and special Board meeting attended (including Board calls of an hour or more in duration). The Company's other directors do not receive any cash compensation for service on the Board or any committee thereof. Directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. Except for Mr. Hansen who received his grant on October 18, 1999 at an exercise price per share of $22.38, upon the closing of the Company's initial public offering on June 2, 1999 each of the Company's non-employee directors received options to purchase 12,500 shares of Common Stock at an exercise price per share of $9.38 pursuant to formula grants made under the Company's 1999 Non-Employee Director Stock Option Plan (the "Director Plan"). On June 20, 2000, each of the Company's directors received options to purchase 12,500 shares of Common Stock at an exercise price per share of $16.75 under the Director Plan. On April 5, 2000, Mr. Sullivan received an option to purchase 50,000 shares of Common Stock at an exercise price per share of $19.75, and on January 25, 2001, Mr. Sullivan received an additional option to purchase 50,000 shares of Common Stock at an exercise price of $9.75, both of which grants were under the Company's Incentive Plan.

Executive Compensation

     The following table sets forth for the fiscal years ended December 31, 1998, 1999 and 2000, the compensation earned by the Company's Chief Executive Officer and the four most highly compensated executive officers during such periods whose salary and bonus for the fiscal year ended December 31, 2000 were in excess of $100,000 for services rendered in all capacities to the Company for that fiscal year (collectively, the "Named Executive Officers")(1):

                                                                                                  Long-Term
                                                                                                 Compensation
                                                                                                    Awards
                                                                                               ---------------
                                                                                                  Securities
                                                          Annual Compensation                     Underlying
                                             ------------------------------------------
         Name and Principal Position            Year         Salary           Bonus($)             Options
         ---------------------------         ----------   ------------    -------------        ---------------
Patrick M. Sullivan.......................      2000        $275,486         $ 90,312               50,000
   Chief Executive Officer                      1999         175,000           34,951              166,677
                                                1998         145,385           52,083                   --

Kevin R. Bethke(2)........................      2000         175,748          163,572               80,000
   President and Chief Operating Officer        1999         177,151           41,876               16,667
                                                1998           8,558               --              146,667

Michael L. Simpson(3).....................      2000         157,263           30,000                   --
   Chief Marketing Officer                      1999              --               --                   --
                                                1998              --               --                   --

Gregory J. Head(4)........................      2000         192,487            1,900               30,000
   President, ACT! Division                     1999         188,252           14,150                3,000
                                                1998         132,524           28,000                   --

Michael Muhney(5).........................      2000         150,000               --              100,000
   Executive Vice President, Business Dev.      1999          10,865               --                   --
                                                1998              --               --                   --

_________
(1) The Named Executive Officers were determined without including yearly bonuses for executive officers earned for the fiscal year ended December 31, 2000. The amounts of such bonuses were not calculable as of the filing of this Information Statement.

(2) Mr. Bethke commenced employment with Interact in November 1998. Mr. Bethke's salary includes sales commissions of $25,000 in 1999. From November 1998 to October 2000, Mr. Bethke was the Company's Vice President of Worldwide Sales.
(3)  Mr. Simpson commenced employment with Interact in February 2000.
(4) From December 1998 to December 1999, Mr. Head was the Vice President of International Operations. From January 1996 through December 1998, Mr. Head was the Vice President of Marketing. Mr. Head's salary includes sales commissions of $17,375 and $61,457 in 2000 and 1999, respectively.
(5)  Mr. Muhney commenced employment with Interact in December 1999.

Employment Agreements and Change of Control Arrangements

     On January 17, 1996, the Company entered into an employment agreement with Mr. Sullivan, which has been extended by oral agreement of the parties. Pursuant to the employment agreement between the Company and Mr. Sullivan, upon the termination of Mr. Sullivan by the Company without cause or the resignation of Mr. Sullivan for good reason, the Company has agreed to pay Mr. Sullivan his then current base salary for the six month period following the date of termination as a severance allowance, plus the pro rata portion of his base salary for accrued but unused vacation days. The employment agreement also includes Mr. Sullivan's covenants not to compete or solicit customers for a period of two years following termination of employment and his covenant not to solicit employees for a three year period following such termination.

     Pursuant to the offer letter from the Company at the time Mr. Bethke joined the Company, the Company agreed to pay Mr. Bethke a severance allowance of six months base salary upon the termination of his employment for other than just cause or misconduct. The offer letter from the Company to Michael Muhney, Executive Vice President, Business Development, provides that, in the event Mr. Muhney is terminated by the Company without cause, the Company agreed to pay Mr. Muhney six months base salary as a severance allowance. In the offer letter to Patrick LaVoie, Vice President Customer Service, the Company agreed to pay Mr. LaVoie three months base salary as a severance allowance in the event Mr. LaVoie is terminated by the Company without cause. In addition, the Company agreed to pay Mr. Harbottle, pursuant to his offer letter from the Company, six months base salary as a severance allowance if the Company terminates Mr. Harbottle without cause or if Mr. Harbottle resigns from the Company for good reason.

     Our option award agreements provide for the waiver of vesting periods upon a change in control of the Company.

Stock Option Grants and Exercises

     The Company grants options to its Named Executive Officers under its Incentive Plan. As of December 31, 2000, options to purchase a total of 3,924,313 Shares were outstanding under the Incentive Plan and options to purchase 2,246,822 Shares (plus any shares that might in the future be returned to the plan as a result of cancellations or expiration of options) remained available for future grant thereunder.

     The following table sets forth information with respect to stock options granted to each of the Named Executive Officers during 2000, including the potential realizable value over the 10 year term of the options based on assumed rates of stock appreciation of 5% and 10%, compounded annually, over the per share exercise price of the option, which was the per share market price at the time of the grant. These assumed rates of appreciation comply with the rules of the SEC and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of Common Stock. In 2000, options to acquire up to an aggregate of 3,334,420 Shares were granted to employees. These options were all granted under the Incentive Plan and all at an exercise price equal to not less than the fair market value of the Common Stock on the date of grant. Optionees may pay the exercise price by cash, check, promissory note, delivery of already-owned shares of Common Stock or, upon approval by the Board, pursuant to a cashless exercise procedure. Options granted in 2000 vest over four years with 25% of the shares subject to option vesting on the first anniversary of the grant date and the remaining option shares vesting ratably quarterly thereafter.

                                                                                                 Potential Realizable Value
                                                                                                 at Assumed Annual Rates of
                                                                                                Stock Price Appreciation for
                                                    Individual Grants                                    Option Term
                             -------------------------------------------------------------   --------------------------------
                               Number of       Percent of
                               Securities     Total Options
                               Underlying      Granted to        Exercise
                                Options       Employees in         Price       Expiration
                                Granted          2000            Per Share        Date              5%               10%
                             ------------   ---------------    -----------   -----------------------------    ---------------
Patrick M. Sullivan......       50,000           1.5%             $19.75         4/5/2010      $  621,033         $1,573,821
Kevin R. Bethke..........       30,000            .9               19.75         4/5/2010         372,620            944,292
                                50,000           1.5                7.44       10/19/2010         233,949            592,872
Michael L. Simpson.......      100,000           3.0%              19.75         4/5/2010       1,242,067          3,147,641
Gregory J. Head..........       30,000            .9               19.75         4/5/2010         372,620            944,292
Michael Muhney...........      100,000           3.0               19.75         4/5/2010       1,242,067          3,147,641

        Aggregated Options Exercised in 2000 and Year-End Option Values

     The following table sets forth for each of the Named Executive Officers the Shares acquired and the value realized on each exercise of stock options during the year ended December 31, 2000 and the number and value of securities underlying unexercised options held by the Named Executive Officers at December 31, 2000.

                                                                          Number of
                                                                    Securities Underlying                 Value of Unexercised
                              Shares                               Unexercised Options at                In-the-Money Options at
                             Acquired           Value                 December 31, 2000                   December 31, 2000(2)
     Name                   on Exercise      Realized(1)       Exercisable       Unexercisable       Exercisable       Unexercisable
     ----                 ------------------------------    ---------------   -----------------   ---------------   ----------------
Patrick M. Sullivan.....        --         $      --             75,000             141,667         $      --           $      --
Kevin R. Bethke.........        --                --             87,083             156,251           501,964             548,721
Michael L. Simpson......        --                --                 --             100,000                --                  --
Gregory J. Head.........    54,375           628,575              7,500              22,500                --                  --
Michael Muhney..........        --                --             25,000              75,000                --                  --

________
(1) Based on the fair market value of the Common Stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

(2) Based on the fair market value of the Common Stock as of December 31, 2000 ($8.375 per share), minus the exercise price, multiplied by the number of shares underlying the options.

                         COMPENSATION COMMITTEE REPORT

     The Compensation Committee acts on behalf of the Board to establish the general compensation policy of the Company for all employees of the Company and to determine the compensation for the Chief Executive Officer and other executive officers. It also administers the Company's stock plans. Additionally, the Committee is routinely consulted to approve compensation packages for newly hired executives.

     The Committee's compensation policy for executive officers is designed to:

     . Provide compensation that allows the Company to successfully attract and retain the executives needed to assure its long-term success;

     . Provide a strong link between compensation and the long-term creation of shareholder value; and

     . Assure that executive compensation is linked to Company-wide and individual performance.

     All members of the Compensation Committee are independent directors of the Company. During 2000, the Compensation Committee consisted of Messrs. Carrington, Schwab and Kamra.

Executive Compensation

     Executive compensation is comprised of three main components: base salary, which is the amount of base compensation; annual cash incentives, which are based primarily on the achievement of Company goals; and long-term incentives, which to date have generally been provided in the form of stock option grants.

     At the conclusion of each fiscal year the Committee meets with the Chief Executive Officer to consider executive compensation plans for the next fiscal year. The Committee determines the compensation levels for the executive officers by reviewing certain independent information sources as they are available, and from the recommendations of the Chief Executive Officer.

     Executive officers of the Company are paid base salaries in line with their responsibilities. Executive officers are also eligible to receive incentive cash bonuses based on achievement of performance targets established at the beginning of the fiscal year. During 2000, the objectives used by the Company as the basis for incentive bonuses were the achievement of quarterly corporate revenue goals.

     Long-term equity incentives for executive officers and other Company employees are made through stock option grants under the Incentive Plan. The Committee believes that equity-based compensation in the form of stock options links the interests of management and employees with those of the stockholders. Substantially all of the Company's full-time employees participate in the Incentive Plan. The number of shares subject to each stock option granted to executive officers is within the discretion of the Committee and is based on each executive's position within the Company, past performance, anticipated future contributions, and prior option grants. Each grant allows the executive to acquire shares of the Common Stock at a fixed price per share (the market price on the grant date) in installments generally over a four-year period. The option grants will provide a return only if the executive remains with the Company, and only if the market price appreciates over the option term.

CEO Compensation

     The annual base salary for Mr. Sullivan is reviewed and approved annually by the Committee, and is based upon the criteria set forth under the discussion of Executive Compensation above. Mr. Sullivan's target incentive cash bonus is tied to corporate revenue goals, achieving designated corporate objectives, and satisfactorily managing the Company's overall corporate business plan.

                                        COMPENSATION COMMITTEE

                                        John B. Carrington
                                        David C. Schwab
                                        Deepak Kamra

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of Messrs. Carrington, Kamra, and Schwab. No member of the Compensation Committee was at any time during 2000, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

                            STOCK PERFORMANCE GRAPH

     The graph set forth below compares the cumulative total stockholder return on the Common Stock from May 27, 1999 (the date the Common Stock commenced public trading) to December 31, 2000 with the cumulative total return of (i) the Total Return Index for the NASDAQ Stock Market -- U.S. Index ("NASDAQ Stock Market") and (ii) the JPMorgan H&Q Software Index, over the same period. This graph assumes the investment of $100.00 on May 27, 1999 in the Common Stock, the NASDAQ Stock Market, and the Chase H&Q Software Index, and assumes the reinvestment of dividends, if any.

  Comparison of Cumulative Total Return Among Interact Commerce Corporation,
      JPMorgan H&Q Software Index and the NASDAQ Stock Market--U.S. Index

                                    [GRAPH]

                                                                    5/27/99           12/31/00
                                                                    -------           --------
Interact Commerce Corporation..................................    $ 100.00          $   93.06
JPMorgan H&Q Software Index....................................    $ 100.00          $  170.02
NASDAQ Stock Market-U.S........................................    $ 100.00          $   99.61

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                             SECURITY OWNERSHIP OF
                   CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's outstanding Common Stock as of March 22, 2001 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Common Stock; (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer and each of the four most highly compensated officers for the year ended December 31, 2000; and
(iv) all directors and executive officers of the Company as a group.

                                                                                         Shares Beneficially
                                                                                              Owned(1)
                                                                            ------------------------------------------
Principal Stockholders, Directors and Officers                                     Number                 Percent
----------------------------------------------                              -------------------    -------------------
Fidelity Investments(2).................................................          3,006,120                14.8%
 82 Devonshire Street
 Boston, Massachusetts 02109
Patrick M. Sullivan(3)..................................................          1,956,649                 9.6%
 8800 N. Gainey Center Dr., Ste. 200
 Scottsdale, Arizona 85258
T. Rowe Price Associates, Inc.(4).......................................          1,381,100                 6.8%
 100 E. Pratt St.
 Baltimore, MD 21202
Deepak Kamra(5).........................................................            751,862                 3.7%
Gregory J. Head(6)......................................................            216,226                 1.1%
David C. Schwab(7)......................................................            187,035                  *
Kevin R. Bethke(8)......................................................             87,734                  *
Anthony P. Morris(9)....................................................             51,251                  *
John B. Carrington(10)..................................................             29,657                  *
Michael Muhney(11)......................................................             26,900                  *
Stephen L. Hansen(12)...................................................             23,438                  *
Michael L. Simpson......................................................              8,790                  *
All directors and executive officers as a group (12 persons)(13)........          3,350,492                16.5%

______

*   Represents beneficial ownership of less than 1%.

(1) Applicable percentage ownership is based on 20,362,688 shares of common stock outstanding as of March 22, 2001. Beneficial ownership is determined in accordance with rules of the SEC and includes Shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, the Company believes the beneficial owners of the Common Stock listed, based on information furnished by them, have sole voting and investment power with respect to the number of Shares listed opposite their names.

(2) As reported in a Schedule 13G/A filed on February 14, 2001, FMR Corp. has the sole power to vote or to direct the vote as to 10,500 Shares and the sole power to dispose or to direct the disposal of 3,006,120 Shares. Information is based solely on information contained on Schedule 13G/A filed with the SEC. The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109.

(3) Includes 426,063 Shares held by The Sullifam Limited Partnership; 314,280 Shares held by The Cyndee K. Sullivan Fifteen Year Grantor Retained Annuity Trust, dated December 18, 1998; 307,786 Shares held by The Cyndee K. Sullivan Ten Year Grantor Retained Annuity Trust, dated December 18, 1998; 314,277 Shares held by The Patrick M. Sullivan Fifteen Year Grantor Retained Annuity Trust, dated December 18, 1998; 307,783 shares held by the Patrick
    M. Sullivan Ten Year

     Grantor Retained Annuity Trust, dated December 18, 1998; and 286,460 Shares held by The PCS Trust, dated September 10, 1998, entities and trusts for the benefit of Mr. Sullivan's children, for which Mr. Sullivan has sole voting power.

(4) As reported in a Schedule 13G filed on February 14, 2001, T. Rowe Price Associates, Inc. has the sole power to vote or to direct the vote as to 284,000 Shares and the sole power to dispose or to direct the disposal of 1,381,100 Shares. These securities are owned by various individual and institutional investors which T. Rowe Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the Securities Exchange Act of 1934, T. Rowe Price Associates is deemed to be a beneficial owner of such securities; however, T. Rowe Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Information is based solely on information contained on Schedule 13G filed with the SEC. The address of T. Rowe Price Associates is 100 E. Pratt Street, Baltimore, MD 21202.

(5) As reported in a Schedule 13G/A filed February 14, 2001, includes 747,954 Shares beneficially owned by Harry T. Rein, Stephen L. Green, Deepak Kamra, a Company director, Gregory Kopchinski and Eric Young by virtue of their status as general partners of Canaan Venture Partners II L.P., general partner of Canaan Ventures II Limited Partnership and Canaan Ventures II Offshore C.V., and managers of Canaan Equity Partners LLC, general partner of Canaan Equity L.P. The address of Messrs. Rein, Green and Kopchinski is 105 Rowayton Avenue, Rowayton, CT 06853. Mr. Kamra has the sole power to vote or direct the vote as to 72,959 Shares and the sole power to dispose or direct disposal of 72,959 Shares. Information is based solely on information contained on Schedule 13G/A filed with the SEC. Also includes 3,908 Shares subject to an option exercisable within 60 days of March 22, 2001.

(6) Includes 7,500 Shares subject to an option exercisable within 60 days of March 22, 2001.

(7) Includes 6,251 Shares subject to an option exercisable within 60 days of March 22, 2001.

(8) Includes 87,743 Shares subject to an option exercisable within 60 days of March 22, 2001.

(9) Includes 3,908 Shares subject to options exercisable within 60 days of March 22, 2001.

(10) Includes 29,657 Shares subject to options exercisable within 60 days of March 22, 2001.

(11) Includes 25,000 Shares subject to an option exercisable within 60 days of March 22, 2001.

(12) Includes 23,438 Shares subject to an option exercisable within 60 days of March 22, 2001.

(13) Includes 187,396 Shares subject to options exercisable within 60 days of March 22, 2001.

Change of Control

  On March 27, 2001, the Company entered into an agreement and plan of merger (the "Merger Agreement") with The Sage Group plc, a corporation organized under the laws of England ("Parent"), and its indirect, wholly owned subsidiary Isaiah Acquisition Corp., a Delaware corporation ("Purchaser"), that provides for the acquisition of the Company by Parent at a price of $12.00 per share in cash (the "Offer Price"). Following successful completion of the tender offer, the Merger Agreement provides that Purchaser will be merged (the "Merger") with and into the Company (the "Surviving Corporation"), which will continue as a wholly owned subsidiary of Parent, and all shares not purchased by Purchaser in the tender offer will be converted into the right to receive $12.00 per share in cash in the Merger in accordance with the Merger Agreement.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on April 30, 2001.

                         INTERACT COMMERCE CORPORATION

                         By: /s/ Patrick M. Sullivan
                             -----------------------------------------
                             Patrick M. Sullivan
                             Chief Executive Officer and
                             Chairman of the Board